Form 10-K
period 2000-12-31
RIGHTCHOICE MANAGED CARE INC /DE
filed 2001-03-28
CIK 1109802

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________

Commission file number:    1-15907



                         RIGHTCHOICE MANAGED CARE, INC.

             (Exact name of registrant as specified in its charter)


              DELAWARE                                     43-0303080
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                             Number)


         1831 CHESTNUT STREET
          ST. LOUIS, MISSOURI                              63103-2275
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (314) 923-4444

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $0.01 PAR VALUE                   NEW YORK STOCK EXCHANGE, INC.
    (Title of each class)                       (Name of each exchange on which
                                                            registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No   [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

The aggregate market value of common stock (voting) held by non-affiliates of the Registrant as of March 21, 2001, was approximately $141,295,762 (based on last reported sale price of $37.60 per share on March 21, 2001, on the New York Stock Exchange).

As of March 21, 2001, 18,742,125 shares of the Registrant's common stock, par value $0.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on June 8, 2001. Certain information therein is incorporated by reference into Part III hereof.

                                     PART I

                                ITEM 1. BUSINESS

BUSINESS

OVERVIEW

We are the largest provider of managed health care benefits in Missouri based on number of members. As of December 31, 2000, we served approximately 2.7 million members, of which approximately 2.2 million were in Missouri and approximately
0.5 million were in the contiguous states of Arkansas, Illinois, Indiana, Iowa, Kentucky and West Virginia. We have the exclusive license to use the "Blue Cross" and "Blue Shield" names and service marks for all of the managed health care products and services that we offer in our Missouri service area, which consists of 85 of the 115 counties in Missouri and includes four of the five largest cities in Missouri, but does not include Kansas City. We believe that our exclusive right to use the Blue Cross and Blue Shield names and service marks provides us with an important marketing advantage in our service area.

We offer our managed health care benefits through a variety of provider networks utilizing a range of benefit designs and funding options. We design our products and services to meet the needs and objectives of individuals and a wide range and size of employers and other groups. We offer our managed health care products and services in two funding types: (1) underwritten products, for which we receive premium revenue in exchange for the assumption of medical, selling and administrative risks, and (2) self-funded products, for which we generally assume no risk, or reinsure the risk, for medical costs and receive compensation for providing the requested services.

Our combination of underwritten and self-funded products and services provides us with a diversified and complementary source of revenue and earnings. We believe that this diversification offers an attractive combination of earnings growth potential from our underwritten business and earnings stability from our self-funded business.

Products in our underwritten segment include preferred provider organizations
(PPO), point of service (POS), health maintenance organizations (HMO), Medicare supplement, specialty managed care, short-term medical and managed indemnity benefit plans. We provide our self-funded groups with access to our PPO and HMO provider networks which enables them to realize savings through our favorable provider arrangements and medical management, while allowing self-funded groups the ability to design health benefit plans in accordance with their own requirements and objectives. Products in our self-funded segment include third-party administrator services, administrative services only (ASO) for self-insured organizations, network rental services for self-insured organizations, insurance companies and other organizations, including network rental for workers' compensation, and life insurance agency services. Our other segment includes our commercial real estate holdings. Financial information regarding our segments is included in Note 14, "Segment Information" of the Notes to Consolidated Financial Statements of Part II, Item 8, which is incorporated herein by reference.

We provide access to the following health care benefits through our underwritten and self-funded products and services:

-        hospital care;

-        ambulatory and outpatient care;

-        physician services;

-        pharmacy;

-        dental care;

-        vision care;

-        behavioral health care;

-        health education; and

-        life insurance products through non-affiliated life insurance carriers.

We conduct business in our Blue Cross and Blue Shield service area under the names "Blue Cross and Blue Shield of Missouri" and "Alliance Blue Cross Blue Shield." In Missouri, we also offer non-Blue Cross and Blue Shield branded products under the brand "HealthLink." We conduct business outside of Missouri under both the "RightCHOICE" and "HealthLink" brands.

REORGANIZATION

On November 30, 2000, the reorganization of our predecessor, RightCHOICE Managed Care, Inc., a Missouri corporation, referred to herein as "Old RightCHOICE," and its parent corporation, Blue Cross and Blue Shield of Missouri, was completed. The reorganization was part of a settlement agreement with the state of Missouri which resolved litigation related to Blue Cross and Blue Shield of Missouri's operation of Old RightCHOICE following its organization in 1994. As a result of the reorganization, The Missouri Foundation For Health received 14,962,500 shares of our common stock, representing approximately 80% of our outstanding shares. The state of Missouri established the Foundation as a non-profit corporation to serve the needs of underinsured and uninsured Missourians in Blue Cross and Blue Shield of Missouri's Blue Cross and Blue Shield service area. We describe the reorganization in greater detail under "Reorganization" below.

MANAGED HEALTH CARE INDUSTRY OVERVIEW

An increasing focus on costs by employers and consumers has spurred the growth of health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, point of service options, or POS, and other forms of managed care plans as alternatives to traditional indemnity health insurance. Typically, HMOs and PPOs, as well as hybrid plans such as POS plans that incorporate features of each, develop health care provider networks by entering into contracts with hospitals, physicians and other providers to deliver health care at favorable rates that incorporate health care utilization management and other cost-containment measures as well as network credentialing and health promotion and care management programs. HMO, PPO and POS members generally are charged periodic, prepaid premiums and incur copayments, coinsurance or deductibles. PPOs, POS plans and a number of HMOs allow out-of-network usage, typically at substantially higher out-of-pocket costs to members. HMO members generally select one primary care physician from a network who is responsible for coordinating health care services for the member, while PPOs and other "open access" plans generally allow members to select physicians without coordination through a primary care physician. Hybrid plans, such as POS plans, typically involve the selection of primary care physicians similar to HMOs, but allow members to choose non-network providers at higher out-of-pocket costs similar to PPOs.

OUR MANAGED HEALTH CARE PRODUCTS AND SERVICES

We provide our managed health care benefit products on both an underwritten and self-funded basis. Our principal products are described below.

UNDERWRITTEN PRODUCTS

PPO PRODUCT GROUP

Our Alliance PPO is our Blue Cross and Blue Shield branded PPO and is one of the largest PPOs in Missouri based on the number of members with services provided to approximately 157,200 underwritten members as of December 31, 2000. Our Alliance PPO network includes 9,200 physicians and 102 hospitals. In the St. Louis metropolitan area, the Alliance PPO network provides access to approximately 95% of all hospital beds.

Our Alliance PPO products incorporate many managed care characteristics, including per diem hospital rates, case management, pre-admission certification, concurrent review of hospital admissions and retrospective claims review. Higher deductibles, coinsurance and out-of-pocket maximums and other financial incentives encourage members to use network provider services. Alliance PPO benefit plans also include mental health and chemical dependency programs, optional well-child care, optional physician office copayments, pharmacy benefit options such as three-tier copayments and vision services. This broad range of Alliance PPO benefit plans enables the subscriber or employer group to choose the mix of benefits that is suited to the member's or employer's needs.

Through our Illinois PPO, we offer non-Blue Cross and Blue Shield branded group and individual PPO coverage in southern and central Illinois under the "RightCHOICE" brand. We utilize the provider network of our subsidiary, HealthLink, to offer these products to the residents in this region. These PPO products accounted for approximately 29,500 underwritten members as of December 31, 2000.

Under the Federal Employee Program, we provide PPO benefits to federal employees and retirees who choose to enroll in the Blue Cross and Blue Shield Service Benefit Plan pursuant to an arrangement between the Blue Cross Blue Shield Association and the United States Office of Personnel Management. As of December 31, 2000, approximately 47,300 federal employees, dependents and retirees in our Blue Cross and Blue Shield service area were enrolled in this program.

We participate in the Blue Cross Blue Shield Association's BlueCard(R) PPO program. The BlueCard(R) PPO program allows our Alliance PPO members access to Blue Cross Blue Shield plans' PPO providers throughout the nation. As of December 31, 2000, approximately 95% of our Alliance PPO members were enrolled in the program. Members who need to seek medical attention while living in or traveling to another part of the country do not pay more out of pocket for being out of our Blue Cross and Blue Shield service area's provider network and accessing other Blue Cross and Blue Shield plans' PPO providers. Blue Cross and Blue Shield plans' provider networks are offered throughout essentially all of the United States and 200 countries worldwide.

POS PRODUCT GROUP

We offer complementary hospital and physician networks in the St. Louis metropolitan area through AllianceChoice POS and AlliancePreferred POS, our Blue Cross and Blue Shield branded POS products. The AllianceChoice POS network serves approximately 141,500 underwritten members as of December 31, 2000. AllianceChoice POS includes both group and individual members and includes contractual arrangements with approximately 5,800 physicians and 17 hospitals. We began offering our AlliancePreferred POS product to both groups and individuals in January 2001. AlliancePreferred POS is available in the St. Louis metropolitan area and is often marketed in conjunction with AllianceChoice POS. AlliancePreferred POS offers the same benefits and service area as AllianceChoice POS, but with a complementary network of providers. By offering the dual option of AllianceChoice POS and AlliancePreferred POS, our clients are given an extensive choice of providers through two comparable programs that encompass all of the major provider systems in the St. Louis metropolitan area. Our BlueCard(R) PPO program is also available with AllianceChoice POS and AlliancePreferred POS. As of December 31, 2000, approximately 95% of our AllianceChoice POS members were enrolled in the program.

HMO PRODUCT GROUP

BlueCHOICE is our Blue Cross and Blue Shield branded federally qualified HMO offering in metropolitan St. Louis, southwest Missouri, portions of southeast Missouri, and central Missouri through the BlueCHOICE HMO network. As of December 31, 2000, there were approximately 112,400 underwritten BlueCHOICE HMO and POS members. BlueCHOICE is an independent practice association model, through which we contract directly with local providers for plan members' health care services. The BlueCHOICE network, which supports both HMO and POS products, has contractual arrangements with approximately 5,100 physicians and 68 hospitals.

BlueCHOICE provides members with comprehensive coverage for network health care services with modest copayment requirements. When using their primary care physician as a coordinator of care, members incur the lowest out-of-pocket costs for preventive care, referred specialist services, and inpatient services.

In some areas, the BlueCHOICE HMO and POS products are supported by risk arrangements with various provider groups. These risk arrangements are with providers in Springfield, Missouri and Joplin, Missouri and included approximately 32,000 underwritten members as of December 31, 2000.

Our HealthNet Blue POS product is sold through BlueCHOICE and is offered to employee groups within a seven-county region in southeast Missouri. This product provides members with comprehensive coverage for network health care services, including preventive care, in-office physician care, and maternity coverage for a modest office visit copayment charge. As of December 31, 2000, there were approximately 13,600 group members enrolled in the underwritten HealthNet Blue POS product. To the extent possible, we are in the process of transitioning enrollment in the HealthNet Blue POS product to our standard Alliance PPO products.

We exited the Medicare risk market at the end of 2000 primarily as a result of the provider contract termination. The product was offered in three Missouri counties in the metropolitan St. Louis area and, through the end of 2000, had contractual agreements with approximately 1,300 physicians and 11 hospitals. Our subsidiary, BlueCHOICE, shared risk with a large St. Louis provider group for the majority of the membership that was enrolled in this product. That provider declined to continue to participate in the product under the risk arrangement. The Blue Horizons Medicare HMO was a Medicare+Choice plan as authorized by the Balanced Budget Act of 1997. As of December 31, 2000, there were approximately 2,100 members enrolled in the Blue Horizons Medicare HMO product.

MEDICARE SUPPLEMENT PRODUCT GROUP

We offer Blue Cross and Blue Shield branded Medicare supplement coverage to individuals eligible to enroll in Medicare for medical expenses in excess of the coverage limitations of Medicare. The products are marketed under the "Blue Horizons" banner of Medicare products and include a 24-hour nurse assist line and value-added services such as discount dental, vision, hearing, and pharmacy programs. As of December 31, 2000, we had approximately 49,300 members enrolled in our Medicare supplement products.

MANAGED INDEMNITY PRODUCT GROUP

With the exception of a short-term medical product, we no longer sell managed indemnity products, but we continue to renew coverage for those members who are enrolled in the managed indemnity programs. Our Blue Cross and Blue Shield branded managed indemnity products include fee-for-service indemnity benefits that include review and coordination of health care services used by members and other cost-management measures, but do not require coordination of care through a primary care physician or use of network providers. These products include certain cost-management features, such as the use of deductibles, coinsurance, pre-admission certification, concurrent review, large case management and retrospective review. As of December 31, 2000, there were approximately 1,500 members enrolled in our managed indemnity products.

SPECIALTY PRODUCTS

We offer Blue Cross and Blue Shield branded pharmacy benefits, dental care, vision care, behavioral health care and health care education to supplement our medical coverage products. We use Express Scripts, Inc., a pharmacy benefits manager, to assist with the management of the pharmacy benefits program. We continue our efforts to manage rising prescription drug costs while offering members freedom of choice. We provide a three-tier copayment program that encourages physicians and members to use the most cost-effective drugs within a drug class. The program includes a higher member copayment for brand name drugs that are included on our preferred drug list as compared to their generic equivalents. If a generic drug is available, the member pays the generic copayment plus the difference in cost between the generic drug and the branded drug. If no generic is available, the member pays the preferred brand copayment, which is higher than the generic copayment. The program also allows for the purchase of brand name drugs that are not included on our preferred drug list by requiring an even higher (third-tier) member copayment. As of December 31, 2000, approximately 95% of our members with a pharmacy benefit underwritten by us participated in the three-tier copayment program. We use Magellan Health Services, Inc. to handle the review, management and coordination of behavioral health care for all of our mental health and substance abuse programs. We do not separately report membership related to specialty products in our total underwritten membership because these members are already counted as members of our other underwritten products.

SELF-FUNDED PRODUCTS

Our subsidiary HealthLink is our regional non-Blue Cross and Blue Shield branded managed health care organization that serves the states of Missouri, Illinois, Iowa, Arkansas, Indiana, Kentucky and West Virginia. HealthLink is not an insurance company and does not assume any underwriting risks. HealthLink provides provider network contracting services and review, management and coordination of health care services used by members, and a 24-hour health information hotline. These services are provided primarily to employers that fund their own health plans, commercial insurers, unions and Taft-Hartley Trusts.

HealthLink also derives its revenues from providers for support and administrative services.

HealthLink had 893,800 group health PPO administrative services members and 745,200 workers' compensation members as of December 31, 2000. In addition, HealthLink owns HealthLink HMO, Inc., a Missouri corporation with approximately 182,300 members as of December 31, 2000, located primarily in the greater St. Louis area. HealthLink HMO is a state-qualified HMO licensed in Missouri, Illinois and Arkansas that provides health care services for a predetermined, prepaid periodic fee to enrolled subscriber groups and individuals of certain insurance companies. The risk associated with the services provided by HealthLink HMO for such enrolled subscriber groups and individuals of the certain insurance companies is fully reinsured by the certain insurance companies. Of HealthLink's 893,800 group health PPO administrative services members, 29,500 are enrolled in our underwritten Illinois PPO products. Approximately 56% of HealthLink's PPO members, 63% of HealthLink's HMO members and 89% of HealthLink's workers' compensation members reside in Missouri. The remaining members reside in the six contiguous states of Arkansas, Illinois, Indiana, Iowa, Kentucky and West Virginia.

We also offer our Alliance PPO, AllianceChoice POS and BlueCHOICE HMO and POS on a self-funded basis. As of December 31, 2000, we had on a self-funded basis approximately 47,100 Alliance PPO members, approximately 1,300 AllianceChoice POS members, and approximately 7,300 BlueCHOICE HMO and POS members. We process and pay claims for these self-funded members and receive claims reimbursement from the self-funded group. In addition, we offer PPO network rental services to approximately 53,100 members. These network rental arrangements allow employers to utilize our network to realize savings through our provider arrangements, while arranging for claim payment directly from their own resources.

We participate with other Blue Cross and Blue Shield plans to provide health care benefits through BlueCard(R) PPO for members living or traveling within our Blue Cross and Blue Shield service area who are employed by companies headquartered in other plans' service areas. BlueCard(R) PPO utilizes a standard processing system used by all plans called the Inter-Plan Teleprocessing Service, which allows members to receive care in any participating plan's service area. Under standard financial arrangements, each participating plan is paid an administrative fee for providing local processing services and an access fee for providing access to its provider network by the plan that has the enrolled membership. As of December 31, 2000, we had 64,000 non-risk members living in our Blue Cross and Blue Shield service area that participate in the BlueCard(R) PPO programs of other Blue Cross and Blue Shield health plans.

We act as a participating plan providing health benefits within our Blue Cross and Blue Shield service area for members of the national Blue Cross and Blue Shield accounts. Participation in large national accounts is processed on the National and Special Accounts system, which is a centralized processing system used to administer health benefit programs by some plans for large national account arrangements. We are paid fixed administrative fees, based on membership, for providing network access, customer service and claims processing. Any underwriting risk is maintained either by the self-funded group or by the plan controlling the national contract. As of December 31, 2000, we had approximately 51,200 non-risk members living in our Blue Cross and Blue Shield service area enrolled in arrangements processed on the National and Special Accounts system.

The EPOCH Group, L.C. is an equally owned joint venture between our company and Blue Cross and Blue Shield of Kansas City. It was created in 1995 and combined most of the respective organizations' then existing third-party administrator businesses. EPOCH served over 300 businesses representing approximately 596,200 members primarily in the Midwest as of December 31, 2000. EPOCH's membership includes 171,200 members whose employers are primarily located in our Blue Cross and Blue Shield service area.

We offer, in conjunction with our underwritten products, life insurance benefits that are underwritten by two non-affiliated life insurance carriers. We receive commissions from the life insurance carriers. For the year ended December 31, 2000, we received $3.5 million for providing this service.

SALES AND MARKETING

We market our products and services through a network of independent brokers and our direct sales staff. Independent brokers and agents are compensated pursuant to commission arrangements that vary depending on which of our products or services are sold. Our direct sales staff is compensated through a combination of base salary plus production and profitability incentives.

Our independent broker and agent network and direct sales staff market our products and services to new customers and manage existing accounts to enhance customer satisfaction and retention. Our marketing and sales efforts are targeted at the following markets: individuals, small employers, which we define as groups with 2 to 25 employees, emerging markets, which we define as groups with 26 to 99 employees, and middle/strategic markets, which we define as groups with 100 or more employees. For the year ended December 31, 2000, approximately 67% of our revenues were derived from sales to underwritten employer groups, typically those with fewer than 100 employees, approximately 22% of our revenues were derived from underwritten sales to individuals, and approximately 11% of our revenues were from fees paid by self-funded employers and other groups, typically those with more than 100 employees.

Our sales effort includes the use of a small group marketing unit that has been successful in supporting sales to small group employers in an efficient and timely manner. We are currently focusing our sales and marketing efforts on larger employer groups, which have historically not been a strategic focus of our company, in an effort to achieve a market share similar to that which we enjoy in smaller groups.

We believe that significant growth opportunities exist within Missouri and through continued expansion into new geographic markets. Our marketing strategy for underwritten products includes leveraging our provider network, which we believe is one of the broadest in Missouri. Our network was augmented in 2000 in the central and southeast regions of Missouri, which we believe will result in further growth opportunities. We also intend to seek continued growth from the marketing of the Blue Cross Blue Shield Association's BlueCard(R) PPO Program which allows members access to providers throughout essentially all of the United States and 200 countries worldwide. Our marketing strategy for our self-funded business will focus on expanding the sales of our HealthLink products and services into new and existing markets by leveraging relationships with unions, insurance carriers and self-funded employers.

We are focused on a pricing strategy which attempts to price our products and services in a manner which fully covers current and anticipated changes to the health care costs and operating costs, inclusive of targeted profits associated with the benefit plan or services purchased.

MEDICAL MANAGEMENT

Our medical management program includes our Blue Print information project which is designed to provide early detection of medical cost trends and variances, population-based programs which are designed to manage medical costs associated with certain conditions such as asthma and high risk pregnancies and the Physician Group Partners Program(R) which is designed to establish long-term business relationships with providers. With respect to our medical management programs and our focus on client service, we have received accreditation from the Utilization Review Accreditation Commission and the National Committee for Quality Assurance as well as national recognition for best practices for asthma management and the establishment of the St. Louis diabetes coalition program. We believe that these accreditations and recognitions provide us with a competitive advantage in our markets.

Our Blue Print information project is designed to provide consistent and standardized electronic views of medical cost performance organized around the underlying drivers that we can proactively address and correct. Those drivers include provider contracting, medical policy, procedures and utility, as well as benefit design. The multi-phased approach to the project delivers basic information contained in our propriety data warehouse using standard medical cost categories and provides finely segmented data that can be used to identify cost trends. The eventual design is targeted to produce exception-based reporting.

Our population-based care management and disease management programs attempt to identify members that have or are at risk to develop high cost chronic and catastrophic diseases and conditions. These members typically have high utilization of health care services, which can result in significant costs.
We believe that 20% of our membership accounts for 90% of the total medical costs we incur. By identifying high risk members and enrolling them in specialized programs involving patient education, lifestyle modification including changes in diet and intensive care management, we seek to improve patient satisfaction, manage medical costs and improve medical outcomes. We plan to expand these programs in 2001 to include diabetes, congestive heart failure and oncology.

The Physician Group Partners Program(R) strives to increase collaborative managed care initiatives with primary care physicians in BlueCHOICE's commercial HMO and to provide those physicians with the opportunity to earn additional compensation by improving patient satisfaction and improving performance levels using nationally recognized health care industry standards while effectively managing the trend of costs for health care benefits. We recognize the physician's expertise in managing patient care, and we want to facilitate physicians' autonomy in the practice of medicine by offering physician groups the information needed to manage the delivery of health care services while achieving high levels of patient satisfaction. As a result, our philosophy is to manage provider networks rather than to manage members. Our Physician Group Partners Program(R) establishes long term business relationships with physicians. This program, in which 35% of the primary care physicians in our HMO network participate, has already resulted in reduced intervention and oversight of physicians, enhanced member satisfaction and improved quality measure scores. Since inception, physicians participating in our Physician Group Partners Program(R) have collectively managed the medical care cost trend 50% lower than non-participating Physician Group Partners Program(R) physicians. We launched the specialist model of the Physician Group Partners Program(R) in our PPO network in October 2000 and, as of March 2001, we have contracted with 10 medical specialty group practices in the program. Initial specialties to be included in the specialist model are internal medicine/family practice, pediatrics, OB/GYN, cardiology, orthopedics and general surgery. Like the current program for HMO physicians, the program for our PPO specialist program includes patient satisfaction and quality measures.

In addition to the Physician Group Partners Program(R), we have started other initiatives to enhance our business relationships with the physician community. These initiatives are the Physician Consultative Committee, Individual Consideration Committee, and the Office Management Council. The focus of these groups is to work in collaboration with our business partners to develop policies, discuss initiatives and communicate issues. The Physician Consultative Committee is comprised of physician community leaders and focuses on a variety of business processes and community issues. The Individual Consideration Committee, comprised of physicians selected from the St. Louis and state medical societies, focuses on facilitating claim issue resolutions. The office managers of leading physician practices serve on the Office Management Council and deal with issues related to the operational relationship between physician practices and our company. All of these committees have received acknowledgement for their innovative approach to working together to improve the organization's business relationships.

In addition to these programs, a major focus of our service efforts has been to reduce the number of rules and processes in order to simplify member access to health care and reduce unnecessary administrative costs. We require precertification for all inpatient admissions, other than normal childbirth deliveries, but we have eliminated precertification requirements on hundreds of outpatient procedures. Currently, the 11 outpatient procedures that still require precertification are generally those where experience suggests, based on recognized standards of care, that members may be at risk for over-utilization of such procedures.

INFORMATION TECHNOLOGY

We believe that managing health care benefits will continue to be dependent on readily accessing both member and provider medical information at a detailed level that provides real-time analytical support. Our primary transaction functions, including enrollment, membership maintenance, billing, rating, medical management, provider payments and customer service, are currently processed by a combination of legacy applications and newer software packages. As part of our information and operations strategy project, in 1999 we completed a successful migration of our HMO product line from an older, transaction based system to Facets(R), a commercially available client server software package. Cumulatively, since 1995, we have incurred total expenditures of $68.6 million on this information and operations strategy project, of which $57.3 million was capitalized. Substantial efforts in the year 2000 were focused on replacing server and storage hardware in order to expand capacity and increase processing power, redesigning batch schedules to decrease processing time, improving electronic claim processing percentages, and product migration analysis. Also, production hours and locations were expanded during the year. We believe that expanded production hours and locations improve service to our clients and increase flexibility for our employees. We also augment our processing applications with other technologies such as:

-        electronic data interface for claim capture;

-        imaging for claim storage and workflow;

-        middleware for inter-platform communication and routing logic; and

- a robust data network to support our personal computer based workstations and remote locations.

We have a data warehouse that allows us to package and analyze archived data from the past five years to make critical business decisions concerning pricing, provider negotiations, network performance, performance based reimbursement, physician quality indicators and medical cost drivers. We utilize data gathered annually from more than 8.6 million claims, 37,000 provider IDs and nearly eight million member months. We received international best practices recognition for information technology from the Data Warehouse Institute for our data warehouse.

In 2001, our technology strategy continues to include electronic commerce through the internet. We began these efforts in 1999 by completing the redesign of our current internet web site as well as increasing links to other related internet web pages. Overall, we have focused our effort on increasing access to standard information, providing transaction functionality for high volume processes and increasing connectivity with targeted clients. In 2001, we intend to roll out a broad array of basic transactions targeted to providers, members and group leaders hosted on our website rather than through a portal solution. These basic transactions include inquiry capabilities for claims and eligibility, update capabilities for membership information, changes to primary care physician selections, submission and inquiry for referrals and precertifications, requests for new ID cards, and basic benefits information, among others. We expect future features will include premium billing enhancements, claim submission and online claim adjudication. These capabilities support our goals of improving service and retaining members.

The Health Insurance Portability and Accountability Act of 1996 is a compendium of government regulations, a part of which focuses on the security and privacy of a member's transactions with health care providers and payers, as well as the standardization of certain electronic transaction code sets and provider identifiers. In 2000, we formulated our technical approach to the requirements for standard transaction and code sets, and we are in the process of developing a central translator/data mapping/routing/logging functionality for all covered inbound and outbound transactions whether handled via batch, for example through clearinghouse files, or real time, for example through the internet. We have also identified and contacted transaction trading partners in order to capture requirements and estimate future testing timelines. In anticipation that the proposed security regulations will be made final in a form close to those proposed, we have already constructed a security workplan, and we are participating in pilot projects with the Blue Cross Blue Shield Association to test public key encryption methods.

PROVIDER ARRANGEMENTS

The health care services received by our members are provided primarily by physicians, hospitals and ancillary health care providers in our provider networks. We have multiple managed care provider networks, which include our PPO and HMO networks. In selecting providers for our networks, we first consider network needs, such as the geographic locale of the provider and, when applicable, the appropriateness of the provider's specialty in the particular region for that network, as well as the convenience and accessibility for our membership. In selecting physicians, we also evaluate the physician's credentials and experience, including licensing status, malpractice claims history and hospital affiliations. Likewise, in selecting hospitals, we consider qualifications and experience, including licensing status, malpractice claims history and accreditation status. In addition, we have arrangements with numerous entities and individuals to provide a variety of ancillary health care services, including dental and behavioral health services, pharmacy benefit management and vision and hearing care. With the exception of the provider networks utilized by our subsidiaries, HealthLink and HealthLink HMO, we coordinate our contractual and other arrangements with health care providers through a centralized effort generally handled by our Network Management Department. HealthLink and HealthLink HMO coordinate their provider arrangements through a separate Network Management Department at HealthLink.

Our provider networks are monitored regularly in order to identify ways to manage medical cost trends, improve provider relationships and enhance member satisfaction. Through network monitoring and benefit designs that provide greater benefits when members utilize our contracted providers, we seek to reduce the use of out-of-network providers that are not subject to our provider reimbursement methodologies and performance evaluations.

Our large plan membership often enables us to negotiate with providers for favorable discounted rates. Our managed care contracts with providers incorporate utilization management and quality improvement. We generally contract with network physicians to pay them either a fixed fee per member monthly amount (known as a capitation payment) or on the basis of a fixed fee schedule which is generally lower than standard billing rates. All of the PPO and POS physicians are compensated on the basis of a fixed fee schedule. Virtually all of the primary care physicians in our HMO provider networks are compensated on a capitated basis, while most specialist physicians are compensated on the basis of a fixed fee schedule. Hospital contracts generally provide for inpatient per diem payments (that is, a fixed fee schedule where the daily rate is based on the type of service), which provide for a reimbursement that is below the hospital's standard billing rates for an inpatient stay. We are able to obtain prices for hospital and physician services at a discount to standard billing rates because of the benefit design features included in our benefit plans that encourage members to obtain services from our contracted providers. Hospital per diem rates are generally negotiated on an annual or multi-year basis. Physician fee schedule rates are adjusted from time to time.

COMPETITION

The managed care industry is highly competitive, both nationally and in our market area. Participants compete for members primarily on the basis of price, scope and design of benefits, access to providers and reputation of the plan sponsor and participants. We also compete with other managed care organizations for contracts with hospitals, independent physicians, physician groups and other providers.

In the St. Louis metropolitan area, and certain other regions in Missouri, the managed care market is highly competitive, with a number of established competitors offering a variety of benefit plans. The penetration of managed health care is substantially less in other regions of Missouri where we compete with traditional indemnity plans and smaller networks. Our major competitors include commercial insurance carriers, other HMOs and PPOs as well as provider service organizations, third-party administrators, utilization review companies, and others, many of which are operated as part of a regional or national network. Our three largest competitors in Missouri are UnitedHealth Group, Inc., Aetna, Inc., and Coventry Health Care, Inc.

BLUE CROSS AND BLUE SHIELD LICENSES

We are a licensee of the Blue Cross Blue Shield Association. The Blue Cross Blue Shield Association is a national trade association of Blue Cross and Blue Shield licensees which strives to promote and preserve the integrity of the Blue Cross and Blue Shield names and service marks as well as provide certain coordination among plan and provider services. As a licensee of the Association, we and some of our subsidiaries have the exclusive right to use the Blue Cross and Blue Shield names and service marks for all of our products and their products in 85 of the 115 counties in Missouri, which includes four of the five largest cities in Missouri, but does not include Kansas City.

The licenses require us to pay an annual fee to the Blue Cross Blue Shield Association equal to total association expenses allocated to our members based upon enrollment and premium. Each Association licensee is an independent legal organization and is not responsible for obligations of other Association member organizations. We do not have the right to use the Blue Cross and Blue Shield names and service marks outside of our Blue Cross and Blue Shield service area, except in certain limited circumstances.

Our license agreements require us to pay the Blue Cross Blue Shield
Association a specific amount upon termination of the license agreements, subject to certain limited exceptions. The amount payable upon termination of our license agreement is equal to the product of $25 multiplied by the number of our members receiving products or services sold or administered under the Blue Cross or Blue Shield names or service marks, subject to reduction to the extent the payment of the fee would cause us to fall below certain capital requirements established by the Association.

The Blue Cross Blue Shield Association could terminate our license agreements if we do not satisfy its financial and service performance requirements or if other events described in the license agreements, some of which are outside of our control, occur including, but not limited to:

- violation of the ownership limitations contained in our certificate of incorporation;

- termination of the voting trust and divestiture agreement before The Missouri Foundation For Health's ownership of our common stock falls to less than 5%;

- the acquisition of our company without the prior consent of a majority of the other disinterested licensees of the Association and a majority of the then current weighted vote of the other disinterested licensees of the Association;

-  violation of the Foundation's divestiture deadlines; or

- determination by the Association that fewer than 80% of our directors are independent.

Our certificate of incorporation and bylaws include various provisions required by the Blue Cross Blue Shield Association for its for-profit licensees.
These provisions are designed to protect the independence of the Association's for-profit licensees from any single stockholder.

REGULATION

We are subject to extensive government regulation of our products and services, which varies from jurisdiction to jurisdiction and is subject to change. We and our subsidiaries are primarily subject to the insurance laws and regulations of Missouri and Illinois, the insurance laws and regulations of the other jurisdictions in which we and our subsidiaries are licensed or authorized to do business and certain federal laws and regulations. These insurance laws and regulations generally give state and federal regulatory authorities broad supervisory, regulatory and administrative powers over insurance companies and insurance holding companies. This regulation is intended primarily for the benefit of the policyholders of the insurance companies.

INSURANCE HOLDING COMPANY REGULATION

We are subject to regulation as a member of an insurance holding company. Missouri and Illinois insurance holding company laws and regulations generally require us to file certain reports with the respective departments of insurance describing our capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Missouri and Illinois insurance holding company laws and regulations require us to obtain prior regulatory approval or provide prior notice of certain material intercompany transfers of assets as well as certain transactions with our subsidiaries.

Additionally, the Missouri and Illinois holding company laws and regulations restrict the ability of any person to obtain control of an insurance company or health maintenance organization without prior regulatory approval. Under those laws and regulations, the acquisition of control of an insurer or a person controlling an insurer, including us and our insurance subsidiaries, requires the prior approval of the director of insurance. "Control" is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

INSURANCE COMPANY REGULATION

State regulators regulate and supervise our subsidiaries, Healthy Alliance Life Insurance Company, BlueCHOICE, HealthLink HMO, and RightCHOICE Insurance Company in the states where they are licensed to conduct business. Regulatory authorities exercise extensive supervisory power over insurance companies and HMOs in the following areas, among others :

-        licensing;

-        the amount of reserves that must be maintained;

-        the approval of their forms and policies used;

-        the nature of, and limitation on, their investments;

-        the periodic examination of their operations;

- the form and content of annual statements and other reports required to be filed on their financial condition;

-        the establishment of their capital requirements; and

-        the payment of dividends.

Our insurance company and HMO subsidiaries must file periodic statutory financial statements in each jurisdiction where they are licensed. In addition, the department of insurance in each state where they are licensed examines them from time to time.

RISK-BASED CAPITAL REQUIREMENTS

States in which our insurance company and HMO subsidiaries are licensed to do business have enacted the statutory risk-based capital requirements adopted by the National Association of Insurance Commissioners. The National Association of Insurance Commissioners designed the formula for calculating risk-based capital requirements to take into account asset risks, insurance risks, interest rate risks and other relevant risks of an insurer's business. Under these laws, life and health insurance companies and HMOs must report their risk-based capital level as of the end of the previous calendar year. In addition, the Blue Cross Blue Shield Association requires our insurers and HMOs offering branded products to meet more stringent risk-based capital requirements than are required under the National Association of Insurance Commissioners' risk-based capital requirements.

The total adjusted capital of our regulated insurance subsidiaries exceeds the minimum risk-based capital requirements, including the requirements of the Blue Cross Blue Shield Association. From time to time, we have issued surplus notes to our regulated insurance subsidiaries so that they can meet their growing capital needs. We believe that the risk-based capital requirements do not have any immediate impact upon those companies or their operations. If the risk-based capital requirements are not met in the future, the resulting financial implications could have a material effect upon their operations and potentially increase regulatory oversight.

The National Association of Insurance Commissioners has adopted the Codification of Statutory Accounting Principles, which replaces the manual of Accounting Practices and Procedures adopted by the National Association of Insurance Commissioners that was in effect through December 31, 2000. The National Association of Insurance Commissioners considers from time to time amendments to the Codification of Statutory Accounting Principles. The Codification of Statutory Accounting Principles provides interpretive guidance for certain statutory accounting principles, changes statutory accounting principles in some areas and requires the filing of new insurance reports. The cumulative effect of these changes will be first recorded as a direct adjustment to the statutory surplus of our insurance subsidiaries on March 31, 2001. We have not estimated the potential effect of the Codification of Statutory Accounting Principles and all amendments. We expect, however, that our insurance subsidiaries' statutory surplus after adoption will continue to be in excess of the regulatory risk-based capital requirements as well as the Blue Cross Blue Shield Association requirements.

RESTRICTIONS ON DIVIDENDS (FOR INSURANCE SUBSIDIARIES)

The insurance laws of Missouri restrict the payment of dividends by insurance companies, including HMOs, in a holding company system. Missouri law limits the dividends that a Missouri life insurance company may pay without the approval of the director of insurance to an amount which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, does not exceed the greater of: (1) 10% of the insurance company's surplus as regards policyholders as of the preceding December 31, or
(2) the insurance company's net gain from operations for the 12-month period ending as of the preceding December 31, as determined in accordance with statutory accounting principles.

For all other Missouri insurers, including HMOs, the insurance holding company law of Missouri limits the dividends that a company may pay without the approval of the director of insurance, to an amount which, together with the amount of dividends and distributions paid by the insurer during the immediately preceding 12 months, does not exceed the lesser of: (1) 10% of the insurer's surplus as regards policyholders as of the preceding December 31, or (2) the net investment income for the 12-month period ending as of the preceding December 31, as determined in accordance with statutory accounting principles.

The insurance laws of Illinois restrict the payment of dividends by insurance companies, including HMOs, in a holding company system. Illinois law limits the dividends that an Illinois insurance company may pay without the approval of the director of insurance to an amount which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, does not exceed the greater of: (1) 10% of the insurance company's surplus as regards policyholders as of the preceding December 31, or (2) the insurance company's net income for the 12-month period ending as of the preceding December 31, as determined in accordance with statutory accounting principles.

Under Missouri and Illinois insurance holding company laws, the company's surplus as regards to policyholders following any dividends or distributions to security holders or affiliates must be reasonable in relation to the company's outstanding liabilities and adequate to its financial needs.

PPO REGULATION

In connection with its PPO services, HealthLink has obtained a certificate of authority from the departments of insurance in certain states where it operates. HealthLink also is subject to various statutory requirements including provider and client contracting requirements and notice and reporting requirements.

HMO REGULATION

BlueCHOICE and HealthLink HMO are subject to health care related regulation by both state and federal regulatory authorities. BlueCHOICE, as a federally qualified HMO, is subject to regulation and review by the U.S. Department of Health and Human Services and other federal authorities. In 1997, a comprehensive managed care law, known as House Bill 335, became effective in Missouri. This law, together with other state and federal laws, governs many aspects of the operations of BlueCHOICE and HealthLink HMO, including:

-        procedures for managing utilization of health care services;

-        procedures for quality assurance;

-        enrollment requirements;

-        covered benefits;

- relationships between the HMO and its members and health care providers; and

-        financial condition, including reserves and cash flow requirements.

THIRD-PARTY ADMINISTRATOR REGULATION

Our company and our applicable subsidiaries each have obtained a certificate of authority from the departments of insurance in the various states in which they operate in connection with providing certain benefit administration services. These companies also are subject to various statutory requirements, including:

-        record-keeping and retention;

-        fiduciary obligations with respect to premiums collected;

-        limitations on commissions and fees; and

-        notice and reporting requirements.

Third-party administrator activities also are subject to the provisions of the Employee Retirement Income Security Act of 1974, commonly known as ERISA.

UTILIZATION REVIEW REGULATION

Our company and HealthLink provide management, review and coordination of the utilization of health care services. As required, our company and HealthLink have registered with, or obtained a certificate of authority from, the departments of insurance in the various states in which they operate in connection with their utilization review services. They also are subject to various statutory requirements, including notice and reporting requirements. Our insured HMO and PPO programs in Missouri are also subject to comprehensive medical management regulations contained in Missouri House Bill 335.

OTHER REGULATION

The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, and its regulations impose obligations for issuers of health insurance coverage and health benefit plan sponsors. This law requires guaranteed health care coverage for small employers having 50 or fewer employees and for individuals who meet certain eligibility requirements. It also requires guaranteed renewability of health care coverage for most employers and individuals. The law limits exclusions based on preexisting conditions for individuals covered under group policies to the extent the individuals had prior creditable coverage.

In addition, HIPAA authorized the Secretary of the United States Department of Health and Human Services, known as HHS, to issue standards for the privacy and security of medical records and other individually identifiable patient data. HIPAA requirements apply to health plans, health care providers and health care clearinghouses that transmit health information electronically. Regulations adopted to implement HIPAA also require that business associates acting for or on behalf of these HIPAA-covered entities be contractually obligated to meet HIPAA standards.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law will initially bring about significant and, in some cases, costly changes. HHS has released two rules to date mandating the use of new standards with respect to certain health care transactions, including health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures. The new transaction standards became effective in October 2000, and we will be required to comply with them by October 16, 2002.

Second, HHS has developed new standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held or disclosed by health plans and other affected entities in any form, whether communicated electronically, on paper, or orally, subject only to limited exceptions. In addition, the regulations provide patients with significant new rights to understand and control how their health information is used. These regulations do not preempt more stringent state laws and regulations that may apply to us. The privacy standards were issued on December 28, 2000. Since issuing the standards, HHS has postponed the effective date of the final privacy regulations to April 14, 2001, and provided for an additional comment period. The compliance date is April 14, 2003.

We anticipate spending approximately $4 million to $5 million in 2001, of which approximately $2 million to $3 million will be capitalized, in our efforts to comply with HIPAA health care transaction code sets and provider indentifier standards. We have not fully assessed the additional financial impact related to full compliance with HIPAA, particularly the privacy and security standards, but we believe that the financial impact could be material.

Our company and some of our subsidiaries have contracts with or provide services in connection with the Federal Employee Program. Prime contractors and subcontractors under this program are subject to extensive regulation. The Office of Personnel Management, which contracts for the Federal Employee

Program, has extensive audit rights over both prime contractors and subcontractors, including the rates charged.

ERISA regulates the services provided to certain employee health benefit plans. ERISA is a complex set of laws and regulations generally enforced and interpreted by the Department of Labor and Internal Revenue Service. Some of the services we and our affiliates provide to employers with ERISA plans are subject to ERISA. ERISA regulates and impacts the manner in which some of our services are provided to these employers.

As a result of our current and prior ownership and leasing of real estate and related activities, we are subject to a variety of federal, state and local laws and regulations relating to environmental protection and health and safety. Complying with these laws and regulations can involve considerable time and expense, and we can become subject to significant fines and other liabilities for non-compliance.

Under insolvency or guaranty association laws in most states, insurers licensed in a state, including Healthy Alliance Life Insurance Company, RightCHOICE Insurance Company and, in some states, HMO Missouri, Inc. and HealthLink
HMO, Inc., can be assessed for amounts paid by guaranty funds for policyholder losses incurred by impaired or insolvent insurers. Most state insolvency or guaranty association laws provide for assessments based upon the amount of premiums received on insurance written within that state and, in some cases, allocated only based on the line of business of insolvent or impaired insurers causing the loss. There have been no assessments, other than minimal administrative charges, in the past three years paid by our insurance subsidiaries. We cannot estimate the amount and timing of any future assessments that our insurance subsidiaries may be required to pay.

Missouri has a state health insurance pool, known as the Missouri Health Insurance Pool, that provides major medical expense coverage for, in general, certain high-risk Missouri residents who cannot obtain coverage or cannot obtain coverage at standard rates. Missouri insurance companies and health maintenance organizations, including our insurance and HMO subsidiaries, are required to be members of the Pool and are assessed by the Pool to cover the cost of its operation. Insurers (other than HMOs) are assessed based upon the insurer's proportionate share of the aggregate premiums received for health insurance written in Missouri and 110% of all claims paid under other Missouri insurance arrangements (such as self-funded plans). HMOs are assessed in accordance with an equitable formula based upon the value of services provided. While we are responsible for a substantial portion of assessments under the Pool (because we possess a large share of the managed health care market in Missouri), our assessments to date have been insignificant to our overall results of operations. However, we cannot assure you that assessments will not be significant in the future.

RECENT AND PROPOSED HEALTH CARE REFORM LEGISLATION

In 1999, Illinois passed legislation known as the Managed Care Reform and Patient Rights Act, which imposes a number of contracting requirements, quality of care standards, grievance procedures, and access and continuity of care requirements on insurance companies, HMOs, utilization review organizations and PPOs. Many of these requirements are similar to the requirements of Missouri House Bill 335, which already applies to our business. Illinois also enacted new small group reform legislation for employer groups of two to 50 employees.

As noted above, the U.S. Department of Health and Human Services issued final privacy rules subject to an additional comment period, and proposed security standards, which, if they become effective in the form issued or proposed, will impose privacy and security requirements with respect to a member's transactions with health care providers and payors. Other recent federal legislation includes the Gramm-Leach-Bliley Act, which generally requires insurers to provide affected customers with the opportunity to "opt out" of any disclosure before the insurer shares non-public personal information with a non-affiliated third party.

The federal and state governments continue to enact and seriously consider many legislative and regulatory proposals that have impacted, or would materially impact, various aspects of the operations and business of our company and our subsidiaries. A number of patients' bill of rights proposals have been made which would, if they became law, impose limits on the methods of operation for group health plans and health insurance issuers, limit the ability of group health plans and health insurance issuers to define medical necessity for purposes of coverage and permit plaintiffs to sue group health plans and health insurance issuers in state courts for coverage determinations and could impose additional restrictions or obligations on our operations.

We are uncertain whether we would be able to recoup, through higher premiums or other measures, the increased costs caused by any new legislation or regulation or any court or regulatory decision that expands or reduces the interpretation or application of existing statutes and regulations, for example, decisions that increase the responsibilities we and our subsidiaries have under ERISA or reduce the scope of this law's preemption. We cannot provide any assurances that our company or our subsidiaries will be able to obtain or maintain required governmental approvals or licenses or that any current or proposed federal and state legislation or other regulatory reform imposed on us and our subsidiaries will not have a material adverse effect on our and their business or results of operations in the future.

EMPLOYEES

We employed approximately 2,155 employees, including 550 HealthLink employees, as of December 31, 2000, compared to 1,985 employees, including 510 HealthLink employees, as of December 31, 1999. None of our employees is subject to a collective bargaining agreement. We believe that our employee relations are good.

OTHER BUSINESS

Our other business segment consists of commercial real estate owned by our subsidiaries. Real estate includes a 425,057 square foot office building of which 313,017 square feet serves as our corporate headquarters with the remaining square footage leased to two non-affiliated tenants as of December 31, 2000. Our subsidiaries also own a 73,211 square foot office building, which is approximately 95% leased to non-affiliated tenants, a parking garage and surface parking lots, all of which are contiguous covering approximately three and one-half city blocks in downtown St. Louis, Missouri.

REORGANIZATION

On November 30, 2000, our predecessor, RightCHOICE Managed Care, Inc., a Missouri corporation we refer to as "Old RightCHOICE," and its parent corporation, Blue Cross and Blue Shield of Missouri, completed their reorganization. The parties completed the reorganization as part of a settlement agreement among the Attorney General of the state of Missouri, the Missouri Department of Insurance, Blue Cross and Blue Shield of Missouri and Old RightCHOICE. The reorganization and the related settlement agreement resolved litigation between Blue Cross and Blue Shield of Missouri and Old RightCHOICE, on the one hand, and the state of Missouri, on the other hand, over Blue Cross and Blue Shield of Missouri's operation of Old RightCHOICE following the organization of Old RightCHOICE in 1994.

The reorganization included the separate merger of each of Blue Cross and Blue Shield of Missouri and Old RightCHOICE into our company.

In our merger with Old RightCHOICE:

- each outstanding share of Old RightCHOICE class A common stock (which was publicly traded on the New York Stock Exchange) was converted into one share of our common stock;

- the 14,962,500 issued and outstanding shares of Old RightCHOICE class B common stock (which Blue Cross and Blue Shield of Missouri owned immediately prior to the first step of the reorganization) were cancelled;

- the one outstanding share of our common stock (which The Missouri Foundation For Health owned) was converted into 14,962,500 shares of our common stock; and

- all outstanding stock options to acquire shares of Old RightCHOICE's class A common stock became stock options to acquire shares of our common stock on the same terms and conditions.

In connection with the reorganization, the state of Missouri established The Missouri Foundation For Health in 2000 as a non-profit public benefit corporation. The Foundation was organized to serve the needs of underinsured and uninsured Missourians in our Blue Cross and Blue Shield service area. The Foundation holds and is required to sell the shares of our common stock that it received in the reorganization and use the proceeds for its non-profit purposes. The Foundation is a Missouri non-profit public benefit corporation, exempt from federal income tax as a social welfare organization pursuant to Section 501(c)(4) of the Internal Revenue Code. No officer, director or employee of our company or our affiliates, predecessors or successors is permitted to serve as an officer, director or employee of the Foundation.

As a result of the reorganization, The Missouri Foundation For Health received 14,962,500 shares of our common stock, representing approximately 80% of our outstanding stock.

In connection with the reorganization, Blue Cross and Blue Shield of Missouri also paid $12.78 million to The Missouri Foundation For Health in partial satisfaction of claims by various parties, including the Missouri Attorney General, the Missouri Department of Insurance and public interest advocacy groups, that Blue Cross and Blue Shield of Missouri had a public purpose obligation. Immediately after the reorganization, we paid $175,000 to the Foundation in partial satisfaction of any obligation Blue Cross and Blue Shield of Missouri may have had under Missouri law resulting from its conversion from a non-profit non-stock health services corporation to a for-profit stock corporation.

In connection with the reorganization, we entered into Blue Cross and Blue Shield license agreements with the Blue Cross Blue Shield Association under which the Blue Cross Blue Shield Association granted us the exclusive right to use the Blue Cross and Blue Shield names and service marks for all of the managed care products and services we offer in the 85 Missouri counties, including the St. Louis, Missouri metropolitan area, that comprise our Blue Cross and Blue Shield service area. Our license agreements contain a number of requirements, including ownership limitations which provide that no institutional investor may beneficially own 10% or more of the voting power of our stock, no noninstitutional investor may beneficially own 5% or more of the voting power of our stock, and no person or entity may beneficially own 20% or more of our outstanding equity securities. Pursuant to an addendum to our license agreements, The Missouri Foundation For Health is exempt from these ownership limitations provided that it meets the divestiture requirements set forth in the voting trust and divestiture agreement referred to below.

In connection with the reorganization, we also entered into a voting trust and divestiture agreement, a registration rights agreement and an indemnification agreement with the Foundation, each of which we describe below.

VOTING TRUST AND DIVESTITURE AGREEMENT

As part of our reorganization, we entered into license agreements with the Blue Cross Blue Shield Association to use the Blue Cross and Blue Shield names and service marks. The Blue Cross Blue Shield Association requires us to impose limitations on the ownership of our stock in order to maintain our independence from the control of any single stockholder or group of stockholders.

The Missouri Foundation For Health's ownership of approximately 80% of our outstanding shares of common stock following the reorganization would ordinarily exceed the ownership limitations required by the Blue Cross Blue Shield Association. The Blue Cross Blue Shield Association agreed to waive the ownership limitations for the Foundation provided the Foundation agreed to the terms of the voting trust and divestiture agreement described below.

Under the voting trust and divestiture agreement:

- 14,029,536 of the Foundation's shares of our common stock, which equaled approximately 75% of all of the outstanding shares of our common stock as of November 30, 2000, were deposited into a voting trust. These shares remain subject to the voting trust until the Foundation sells them or the trust terminates. The remaining 932,964 shares of our common stock owned by the Foundation are not subject to the voting trust;

- the trustee of the voting trust will vote our shares of common stock owned by the Foundation which are held in the voting trust for nominees for director as approved by, and on other matters as recommended or directed by, our board of directors, except that the Foundation will decide how to vote these shares on a merger or similar business combination proposal which, if consummated, would result in our then existing stockholders owning less than 50.1% of the resulting company. Unless initiated by our board of directors, the trustee may not vote for removal of any of our directors or any change to our certificate of incorporation or bylaws, may not nominate any candidate to fill any vacancy on our board of directors, may not call any special meeting of stockholders and may not take any action to subvert the voting requirements described above. The Foundation also may not nominate any persons to our board of directors and may not support, endorse or otherwise encourage the election of any person to our board of directors other than a person nominated by a majority of our independent directors and a majority of all of our directors;

- the Foundation must sell the shares deposited in the voting trust so that it:

         -- owns less than 50% of our outstanding shares of common stock by November 30, 2003, subject to a possible one-year extension, and

         -- owns less than 20% of our outstanding shares of common stock by November 30, 2005, subject to a possible two-year extension.

These divestiture deadlines are subject to further possible extensions under various circumstances described in the voting trust and divestiture agreement with the approval of the Blue Cross Blue Shield Association.

- the Foundation may dispose of our shares only in a manner that would not violate the ownership requirements contained in our certificate of incorporation and the other agreements we have with the Foundation (described below). The Foundation also may not acquire beneficial ownership of any more of our shares, unless it receives the shares in a stock split or other similar transaction;

- if the Foundation fails to meet a divestiture deadline, we are entitled to arrange for the sale of our shares that the Foundation failed to sell and pay the proceeds received in the sale to the Foundation, after deducting any expenses incurred by us. Until sold, the trustee of the voting trust will vote these shares as described above, except that, on any change of control proposal approved by our board of directors and submitted to our stockholders for approval, the trustee will vote these shares in the exact proportion our stockholders vote all shares of our common stock not held in the voting trust;

- if we declare and pay dividends on shares of our common stock, the Foundation will receive all cash dividends paid on shares held in the voting trust, after the trustee deducts its fees and expenses. Any stock dividends paid on our shares of common stock held in the voting trust will be subject to the voting trust as if originally deposited in the voting trust;

- the Foundation may not solicit or encourage inquiries or proposals with respect to, or provide any confidential information to or have any discussions, meetings or other communications with, a person relating to a merger, tender offer or other business combination, involving our company. The Foundation, however, may have discussions with the counter-party to a business combination transaction after our board of directors submits the transaction to our stockholders for approval and may have discussions with any person or entity concerning the sale of our common stock as permitted by the voting trust and divestiture agreement and the registration rights agreement;

- the Foundation may not join any litigation that alleges that any of the provisions of our certificate of incorporation or bylaws are not enforceable, that our board of directors should not enforce the provisions of our certificate of incorporation or bylaws in any particular case or circumstance or that our board of directors should approve or disapprove any business combination transaction involving our company, but the Foundation may join any litigation that alleges that our board of directors should solicit business combination transactions involving our company or should initiate a bidding process seeking proposals to acquire all of our outstanding stock;

- for so long as the Foundation owns at least 20% of the outstanding shares of our common stock, we must consult with the Foundation before soliciting, or upon receiving, a business combination proposal in which our then existing stockholders would own less than a majority of the outstanding shares of the resulting entity if the proposal were consummated; and

- the voting trust terminates when the Foundation owns less than 5% of our issued and outstanding shares of capital stock.

REGISTRATION RIGHTS AGREEMENT

The registration rights agreement gives The Missouri Foundation For Health the right to require us to register with the Securities and Exchange Commission the sale of the Foundation's shares of our common stock so the Foundation may satisfy the divestiture deadlines contained in the voting trust and divestiture agreement without having to solely rely on private or other nonregistered sales.

Under the registration rights agreement:

- we will register with the Securities and Exchange Commission the Foundation's shares of our common stock for sale to the public when requested by the Foundation, or, subject to various exceptions, when we register shares of our common stock for a public offering and the Foundation requests that its shares be included in the registration. The Foundation's demand registration rights last so long as the Foundation owns shares of our common stock. In order to minimize the disruptive effect of these registrations on us and the market for our common stock, we are not required to file a registration statement for shares the Foundation desires to sell if:

         -- we previously registered shares of our common stock at the request of the Foundation at any time during the immediately preceding 180-day period;

         -- we previously registered shares of our common stock at the request of the Foundation at any time during the calendar year in which the Foundation made a demand;

         -- we previously effected a registration of shares of our common stock for sale by us during the preceding 120 days, other than shares registered pursuant to acquisitions, employee benefit plans or dividend reinvestment or similar plans;

         -- the amount of our common stock the Foundation seeks to register has a market value of less than $30 million, unless the shares are all of the remaining shares of our common stock the Foundation owns; or

         -- we determine in good faith that a demand registration would materially interfere with a previously announced business combination transaction in which we intend to issue shares of our common stock, or would result in the premature disclosure of any pending development involving our company, in which case the agreement does not require us to file a demand registration for a 120-day period.

- we have the option, subject to various conditions, to purchase the Foundation's shares of our common stock at a price based upon the market value of our stock at the time of purchase:

         -- on an ongoing basis after the Foundation owns less than 50% of our outstanding shares, or

         -- whenever the Foundation exercises its demand registration rights;

- we have a right of first refusal to purchase the Foundation's shares of our common stock at the price agreed to between the Foundation and a qualified investor whenever the Foundation desires to sell the shares in a private transaction to the qualified investor;

- the Foundation may not sell any shares of our common stock that it owns pursuant to Rule 144 under the Securities Act until it has received at least $50 million from the sale of our common stock to purchasers that are not its affiliates. Any sales pursuant to Rule 144 must comply with our certificate of incorporation, the registration rights agreement and the voting trust and divestiture agreement. Under Rule 144, the amount of stock that a party can sell in any three month period is limited, and the party can sell the stock only in specified unsolicited broker transactions or transactions with a market maker;

- we will pay all registration expenses in connection with a demand registration or a piggy-back registration by the Foundation, except for the Foundation's legal fees, any underwriting discounts or commissions or transfer taxes; and

- the Foundation will, if required by us, sell some of our shares it owns in an underwritten public offering within six months after the reorganization if we and the Foundation agree on the number of shares the Foundation will sell and the other terms of the offering, and we may also offer shares in that offering. Otherwise, we have agreed not to file a registration statement for the sale of shares by us until May 30, 2001 without the consent of the Foundation.

INDEMNIFICATION AGREEMENT

The Missouri Foundation For Health agreed in the indemnification agreement to indemnify us and our affiliates from any income tax liabilities that we or they may incur as a result of the reorganization. The Foundation also agreed to indemnify us and our subsidiaries and affiliates and our officers, directors, agents, employees and independent contractors against claims both arising out of or related to:

- either the reorganization or the events that gave rise to the litigation between Blue Cross and Blue Shield of Missouri and the state of Missouri; and

- either Blue Cross and Blue Shield of Missouri's status as a mutual benefit or public benefit corporation under Missouri law or the ownership or rights to the assets, surplus or equity of Blue Cross and Blue Shield of Missouri or any subsidiary or affiliate of Blue Cross and Blue Shield of Missouri.

The Foundation is not obligated to provide indemnification to us and the other indemnified parties on account of any conduct that a court finally adjudges to have been knowingly fraudulent, deliberately dishonest or willful misconduct.

In connection with the reorganization, we agreed to keep in place for a period of six years the directors' and officers' liability insurance maintained by Blue Cross and Blue Shield of Missouri and Old RightCHOICE, or comparable substitutes acceptable to the Foundation. Under the indemnification agreement, the Foundation must reimburse us promptly upon request for the premiums we pay to maintain in effect the required insurance related to Blue Cross and Blue Shield of Missouri. If we fail to maintain the insurance policies as required, the Foundation will not be obligated to indemnify against losses that the insurance policies would have otherwise covered.

The indemnification agreement requires that the Foundation must maintain a net worth of not less than $85,136,625 for six years following the filing by Blue Cross and Blue Shield of Missouri of its federal income tax return for the year 2000. However, the Foundation's net worth may not be sufficient in amount, or sufficiently liquid, to permit the Foundation to effectively discharge its indemnification obligations. Moreover, the Foundation might contend its indemnification obligation is not valid under law, and our attempts to enforce this obligation might be unsuccessful.

The indemnification agreement lasts for as long as the applicable statutes of limitation related to matters for which the Foundation has agreed to provide indemnification last. Until the indemnification agreement terminates, the Foundation must maintain its status as a tax-exempt organization under Section 501(c)(4) of the Internal Revenue Code and may not take any action, or refrain from taking any action, that would cause it to qualify as a "private foundation" as defined under Section 509(a) of the Internal Revenue Code.

RESTRICTIONS ON OWNERSHIP AND TRANSFER

In connection with our reorganization, we entered into license agreements with the Blue Cross Blue Shield Association which granted us the exclusive license to use the Blue Cross and Blue Shield name in our Blue Cross and Blue Shield service area in Missouri. The license agreements require as a condition to our retention of the license that we have restrictions on the ownership and transfer of our shares.

Our certificate of incorporation provides that no person or entity may beneficially own shares of voting capital stock of our company in excess of the ownership limits. Although the ownership limits do not apply to the shares of our common stock that The Missouri Foundation For Health received in the reorganization, the ownership limits will apply to any shares of our common stock that the Foundation transfers to another person or entity.

The ownership limits, which are included in Article VII of our certificate of incorporation, are as follows:

- no "institutional investor" may beneficially own 10% or more of the combined voting power of all of our outstanding securities;

- no "noninstitutional investor" may beneficially own 5% or more of the combined voting power of all of our outstanding securities; and

- no person or entity may own 20% or more of all of our outstanding equity securities.

"Institutional Investor" means any person if (but only if) such person is:

- a broker or dealer registered under Section 15 of the Securities Exchange Act of 1934;

-  a bank as defined in Section 3(a)(6) of the Securities Exchange Act;

- an insurance company as defined in Section 3(a)(19) of the Securities Exchange Act;

- an investment company registered under Section 8 of the Investment Company Act of 1940;

- an investment adviser registered under Section 203 of the Investment Advisers Act of 1940;

- an employee benefit plan, or pension fund which is subject to the provisions of the Employee Retirement Income Security Act of 1974 or an endowment fund;

- a parent holding company, provided that the aggregate amount held directly by the parent, and directly and indirectly by its subsidiaries which are not persons specified in the six bullet points listed above, does not exceed one percent of the securities of the subject class; or

- a group, provided that all the members are persons or entities specified in the seven bullet points listed above.

In addition, every filing made by such person or entity with the Securities and Exchange Commission under Regulations 13D-G (or any successor regulations) under the Securities Exchange Act with respect to that person's or entity's beneficial ownership must contain a certification (or a substantially similar one) that our common stock acquired by that person or entity was acquired in the ordinary course of business and was not acquired for the purpose of and does not have the effect of changing or influencing the control of our company and was not acquired in connection with or as a participant in any transaction having such purpose or effect.

"Noninstitutional Investor" means any person or entity that is not an institutional investor.

"Beneficial ownership" includes securities:

- which a person or entity has a direct or indirect beneficial ownership interest;

-  which a person or entity has an option to purchase;

-  which a person or entity has the right to vote;

- with respect to which a person or entity would be required to file a Schedule 13D or Schedule 13G under the Securities Exchange Act; or

- which any affiliate or associate would beneficially own under any agreement, arrangement or understanding.

The definition of beneficial ownership in Article VII of our certificate of incorporation includes several exceptions. For example, Article VII of our certificate of incorporation provides that a person or entity will not be deemed to "beneficially own" securities if that person or entity has entered into an agreement with our company pursuant to which that person or entity, or its affiliates or associates, will acquire all the outstanding stock of our company by means of a merger, consolidation or stock sale, so long as:

- the agreement is approved by a majority of our independent directors and a majority of all of our directors;

- the acquiring party is not already in violation of the stock ownership limitations described above;

-  the acquisition is subject to the approval of our stockholders, and

- neither the acquiring party, nor its affiliates or associates, have acquired any of our securities after the execution of the agreement, other than in accordance with the terms of the agreement.

The exception to the definition of beneficial ownership described above would allow us to enter into an agreement with a third party for the acquisition of all of our securities without violating the ownership limits included in our certificate of incorporation. However, in order to consummate the transaction, the ownership limitations contained in our certificate of incorporation must either be amended or repealed. Our certificate of incorporation generally provides that a change to the ownership limitations requires the vote of the holders of at least 75% of the shares of our common stock. However, if a majority of our independent directors (as described in our certificate of incorporation) and a majority of all of our directors approve the amendment in connection with a proposal to acquire all of the outstanding stock of our company, then the amendment would only require the vote of the holders of at least a majority of our shares of common stock, or a greater amount as may be required under Delaware law.

Article VII of our certificate of incorporation provides that any transfer of our securities that would result in any person or entity beneficially owning our securities in excess of the ownership limits will result in the intended transferee acquiring no rights in the securities (with various exceptions), and the person's or entity's shares will be deemed transferred to a share escrow agent to be held until the shares are transferred to a person or entity whose ownership of the shares will not violate the ownership limits. The share escrow agent will be entitled to receive all dividends and distributions on the excess shares that it holds. The share escrow agent will hold these dividends or distributions until it sells the excess shares as described below. In the event of any liquidation, dissolution or winding up of our company, the share escrow agent will be entitled to receive its pro rata share of our assets based upon the number of excess shares that it holds compared to the total number of securities outstanding.

The share escrow agent must sell the excess shares as we determine. The excess owner will be responsible for all of the costs and expenses of the sale. Excess shares that a party purchases from the share escrow agent without violating the ownership limits will become ordinary outstanding securities of our company. To the extent permitted by law, neither our company, the share escrow agent nor anyone else will have any liability to the owner of the excess shares for any action or inaction taken in good faith when selling the excess shares. The share escrow agent will distribute the proceeds from the sale of excess shares and the receipt of excess share dividends in the following manner: First, to the share escrow agent for any costs and expenses incurred in administering the excess shares for which we have not reimbursed the share escrow agent; second, to us for all costs and expenses incurred in connection with the sale of the excess shares, and finally, the remainder to the owner of the excess shares.

The share escrow agent must vote all excess shares that it holds in the following manner:

- for each nominee to our board of directors nominated by a majority of our independent directors (as described in our certificate of incorporation) and a majority of all of our directors;

- against any candidate for our board of directors for whom a majority of our independent directors (as described in our certificate of incorporation) and a majority of all of our directors have not nominated or selected a competing candidate;

- unless the action is initiated by or with the consent of our board of directors, against the removal of any director, against any change to our certificate of incorporation or bylaws, against nominating a candidate to fill a vacancy on our board of directors, against the holding of a special meeting of our stockholders, and against any action that would have the effect of defeating these voting requirements;

- on any proposal requiring the approval of our board of directors as a prerequisite to become effective and not provided for above, in the same proportion as the stockholders vote all of our other securities on such proposal; and

-  on all other matters, as recommended by our board of directors.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements that involve risks and uncertainties. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements are often accompanied by words such as "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "goal," "may," "will," "could" and similar expressions. These statements include, without limitation, statements about our market opportunities, our growth strategies, competition, expected activities and future acquisitions and investments and the adequacy of our available cash resources. These statements may be found in Part I, Item I, "Business" and Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or to changes in our expectations. Factors that can cause actual results to differ from those projected include, but are not limited to, those discussed below.

TRADING VOLUME FOR OUR COMMON STOCK HAS BEEN LIMITED, AND SIGNIFICANT SALES OF OUR COMMON STOCK BY THE FOUNDATION, OR THE EXPECTATION OF THESE SALES, COULD CAUSE OUR STOCK PRICE TO FALL.

Since the completion of the reorganization on November 30, 2000 until March 21, 2001, the average daily trading volume of our common stock was 34,428 shares per day. Given the limited trading volume of our common stock, significant sales of our common stock by the Foundation, or the expectation of these sales, could cause our stock price to fall.

Our principal stockholder, The Missouri Foundation For Health, is obligated to reduce its ownership of our common stock to certain levels by specified dates. As of December 31, 2000, the Foundation is required to sell approximately 5.63 million shares of our common stock prior to November 30, 2003, subject to a possible one year extension, and it must sell a total of approximately 11.23 million shares of our common stock prior to November 30, 2005, subject to a possible two year extension. The Foundation has the right to require us to periodically file registration statements covering sales of stock by the Foundation. If the Foundation fails to meet the divestiture requirements described above, we are entitled to arrange for the sale of the Foundation's shares.

OUR STOCK AND THE STOCKS OF OTHER COMPANIES IN THE HEALTH CARE INDUSTRY ARE SUBJECT TO STOCK PRICE AND TRADING VOLUME VOLATILITY.

From time to time, the stock price and the number of shares traded of companies in the health care industry experience periods of significant volatility. Both company-specific issues and developments generally in the health care industry and in the regulatory environment may cause this volatility. Our stock price may fluctuate in response to a number of events and factors, including:

-        quarterly variations in operating results;

- changes in financial estimates and recommendations by securities analysts;

- operating and stock price performance of other companies that investors may deem comparable;

-        news reports relating to trends in our markets;

-        acquisitions and financings in our industry; and

-        sales of stock by insiders.

OUR PROFITABILITY MAY DECREASE BECAUSE OF RISING HEALTH CARE COSTS AND CHANGES IN THE DELIVERY OF HEALTH CARE SERVICES.

The future results of our underwritten products largely depend on our ability to accurately estimate and manage future health care costs. Much of the premium revenue we receive is based upon rates set months before we deliver services, and we usually incur the related costs on a prospective annual basis. Although we attempt to base the premiums charged on an estimate of future health care costs over the fixed premium period, competition, regulations and other circumstances may limit our ability to fully base premiums on these estimated costs.

We use a large portion of our premium revenue to pay the costs of health care services and supplies that our members receive. As a result, our financial condition or results of operations could be hurt because of rising costs and other changes in the delivery of health care services. These changes could include:

-        higher than expected utilization of services;

-        an increase in the number of high-cost cases;

- changes in the population or demographic characteristics of members served, including aging of the population;

-        medical cost inflation;

- periodic renegotiation of hospital, physician and other provider contracts;

-        consolidation of physician, hospital and other provider groups;

-        advances in medical technology and pharmaceuticals;

-        government-imposed limitations on Medicare reimbursement; and

-        other regulatory changes.

Historically, the managed health care market has been subject to a cyclical pattern of profitability and losses. We think that our diversified operations would temper the impact of downturns in the business cycle on us. We cannot assure you, however, that our results of operations will not be harmed by a business downturn or that our financial results are not impacted by business cycles.

In addition, medical claims payable in our financial statements include our estimated reserves for incurred but not reported and unpaid claims, which we call IBNR. The estimates for submitted claims and IBNR are made on an accrual basis. We believe that our reserves for IBNR are adequate to satisfy our medical claims liabilities, but we cannot assure you of this. Inaccurate IBNR estimates could adversely affect our results of operations in future periods.

COMPETITION IN OUR INDUSTRY MAY LIMIT OUR ABILITY TO INCREASE OR MAINTAIN OUR PREMIUM RATES, WHICH WOULD DECREASE OUR PROFITABILITY.

We operate in a highly competitive environment which may affect our ability to increase premium rates. We face competition from other managed care companies, hospitals, health care facilities and other health care providers that have substantially greater financial and other resources than we have.

We believe there are no significant impediments facing potential competitors who wish to enter the markets we serve. As a result, the entry of new competitors into our markets can occur relatively easily, which affords our customers significant flexibility in moving to other managed care providers. Our managed care operations may encounter competition from companies with broader geographical markets or narrower geographical markets which allows for greater cost control and lower prices or greater market share. Our financial condition or results of operations may be adversely affected by significant premium decreases by any major competitor or by any other limitation on the ability of our subsidiaries to increase or maintain premium levels.

REGULATORY OR OTHER HEALTH CARE DEVELOPMENTS IN MISSOURI OR AN ECONOMIC DOWNTURN IN THE MISSOURI ECONOMY MAY ADVERSELY AFFECT OUR RESULTS.

We conduct business primarily within the state of Missouri, and a large proportion of our membership is in the St. Louis metropolitan area. Therefore, our business may be more sensitive to local or state conditions, such as pricing dynamics, regulatory developments or general economic conditions, than organizations servicing larger, more diverse markets. For example, national competitors can subsidize losses in the Missouri market with profits from other markets in which they operate. We may be competitively disadvantaged, or otherwise adversely affected, by our regional focus.

OUR PROFITABILITY WILL DECLINE IF WE ARE UNABLE TO ENTER INTO FAVORABLE PROVIDER AGREEMENTS OR OTHER APPROPRIATE AGREEMENTS.

Our profitability depends upon our ability to contract on cost-effective terms with hospitals, physicians and other health care providers. If we fail to obtain cost-effective health care provider contracts, we may lose some of our members or incur higher medical costs. In addition, our inability to contract with providers, or the inability of providers to provide adequate care, could significantly harm us.

A REDUCTION IN THE NUMBER OF SUBSCRIBERS TO OUR HEALTH CARE PROGRAMS COULD HURT OUR BUSINESS AND DECREASE OUR PROFITABILITY.

A reduction in the number of subscribers to our health care programs could adversely affect our financial position, results of operations and cash flows. Factors that could contribute to the loss of membership include:

-        failure to obtain new customers or retain existing customers;

-        a reduction in the number of employers offering health care coverage;

-        premium increases and benefit changes;

-        reduction of prices or premiums by our competitors;

-        our exit from markets;

-        reductions in work force by existing customers; or

-        negative publicity and news coverage.

OUR BUSINESS IS DEPENDENT ON THE SERVICE OF NON-EXCLUSIVE INDEPENDENT AGENTS AND BROKERS WHO MAY REFER THEIR BUSINESS TO OUR COMPETITORS.

We depend on the services of independent agents and brokers in the marketing of health care plans, particularly to individual and small employer group members. Independent agents and brokers are typically not exclusively dedicated to one company and may frequently market health care products of our competitors. In addition, we face intense competition for the services and allegiance of independent agents and brokers.

NEGATIVE PUBLICITY REGARDING THE HEALTH CARE INDUSTRY COULD DECREASE OUR PROFITABILITY.

The health care industry is subject to negative publicity. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and decrease our profitability by:

-        adversely affecting our ability to market our products or services;

-        requiring us to change our products and services; or

-        increasing the regulatory burdens under which we operate.

In addition, as long as we use the Blue Cross and Blue Shield names and service marks in marketing our managed care products, any negative publicity concerning the Blue Cross Blue Shield Association or other Blue Cross Blue Shield Association licensees may adversely affect our business and the sales of our managed care products.

WE CONDUCT BUSINESS IN A HEAVILY REGULATED INDUSTRY AND CHANGES IN REGULATIONS OR VIOLATIONS OF REGULATIONS COULD SIGNIFICANTLY HARM US.

Our business is heavily regulated on federal, state and local levels. Legislation or other regulatory reform that increases the regulatory requirements imposed on us may significantly harm our business or results of operations in the future. Legislative or regulatory changes that could significantly harm us and our subsidiaries include:

- legislation that holds insurance companies, HMOs or managed care companies liable for adverse consequences of medical decisions;

-        limitations on premium levels;

- increases in minimum capital, reserves, and other financial viability requirements;

- impositions of fines or other penalties for the failure to promptly pay claims;

-        prohibitions or limitations on network rental activities;

- prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;

-        new benefit mandates; and

- limitations on the ability to manage care and utilization due to "any willing provider" and direct access laws that limit or eliminate product features that encourage members to seek services from contracted providers or through referral by a primary care provider.

We need to obtain and maintain regulatory approvals to market many of our products. Delays in obtaining or failure to obtain or maintain these approvals could significantly harm us.

A portion of our revenues relate to Medicare supplement programs. Changes in these programs, particularly changes affecting enrollment or changes in premium payment or reimbursement levels, could significantly harm our business and decrease our profitability.

We are also subject to various governmental reviews, audits and investigations. Any adverse investigation, audit results or sanctions could result in:

-        damage to our reputation in various markets;

-        increased difficulty in selling our products and services;

- loss of a license to act as an insurer or HMO or to otherwise provide a service;

- loss of the right to participate in various federal programs, including the Medicare supplement programs; or

-        imposition of fines, penalties and other sanctions.

THE INABILITY TO RETAIN OR ATTRACT MANAGEMENT AND EMPLOYEES COULD HARM US.

Our success depends, to a significant extent, on retaining and attracting key management members and qualified employees. The competition for highly skilled people with extensive experience in the health care industry is intense. We believe that our key management members have significant experience and competence in the managed care industry that would be difficult to replace. All of our key management members are able to voluntarily terminate their employment with us at any time. The loss of current key management members or a number of other significant qualified employees could hurt our results of operations, financial condition or business.

OUR BUSINESS AND OPERATIONS MAY BE HARMED IF WE DO NOT MAINTAIN OUR INFORMATION SYSTEMS AND THE INTEGRITY OF OUR PROPRIETARY INFORMATION.

We are dependent on our information systems. Failure to maintain effective and efficient information systems or disruptions in our information systems could cause disruptions in our business operations, the loss of existing customers, difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences. The use of patient data by all of our businesses is regulated at federal, state, and local levels. These laws and rules change frequently. These changes could harm our business, financial condition and results of operations.

OUR BLUE CROSS AND BLUE SHIELD LICENSE AGREEMENTS COULD TERMINATE UPON THE OCCURRENCE OF EVENTS SPECIFIED IN THE LICENSE AGREEMENTS, AND TERMINATION WOULD SIGNIFICANTLY HARM OUR BUSINESS.

Under license agreements with the Blue Cross Blue Shield Association, we have the right to use the Blue Cross and Blue Shield names and service marks in the managed health care business in the 85 Missouri counties that comprise our Blue Cross and Blue Shield service area. We believe that our exclusive right to use the Blue Cross and Blue Shield names and service marks provides us with an important marketing advantage in our service area. Loss of these licenses would significantly harm our ability to compete in our markets and subject us to a significant monetary penalty to the Blue Cross Blue Shield Association.

The Blue Cross Blue Shield Association could terminate our license agreements if we do not satisfy its financial and service performance requirements or if other events described in the license agreements, some of which are outside of our control, occur including, but not limited to:

- violation of the ownership limitations contained in our certificate of incorporation;

- termination of the voting trust and divestiture agreement before The Missouri Foundation For Health's ownership of our common stock falls to less than 5%;

- the acquisition of our company without the prior consent of a majority of the other disinterested licensees of the Association and a majority of the then current weighted vote of the other disinterested licensees of the Association;

-        violation of the Foundation's divestiture deadlines; or

- determination by the Association that fewer than 80% of our directors are independent.

Our certificate of incorporation includes ownership limitations required by the Association. Although we believe that these limitations are enforceable under Delaware law for a corporation like ours, we are not aware of any case in which a court has specifically addressed this issue. If one of our stockholders violates the ownership limitations and a court does not enforce the provisions of our certificate of incorporation, we could lose our licenses to use the Blue Cross and Blue Shield names and service marks.

WE WILL NOT BE ABLE TO SELL OR MERGE WITHOUT THE APPROVAL OF THE FOUNDATION AS LONG AS THE FOUNDATION OWNS 50% OR MORE OF OUR OUTSTANDING SHARES.

The Missouri Foundation For Health currently owns approximately 80% of our outstanding shares. The Foundation is not required to reduce its ownership to less than 50% of our outstanding shares until November 30, 2003, subject to a possible one year extension. The acquisition of our company by means of a merger or consolidation will require the approval of our board of directors and the holders of a majority of the shares of our common stock. As long as the Foundation owns more than 50% of our shares, it will be able -- by itself -- to vote down a sale of our company even if our board of directors and other stockholders would otherwise favor the transaction. In addition, the Missouri Attorney General must approve any sale of all or substantially all of the Foundation's assets. Therefore, as long as the Foundation owns 50% or more of our shares and the shares owned by the Foundation constitute all or substantially all of the Foundation's assets, the Missouri Attorney General will also have the right to approve the acquisition of our company by a third party. The Missouri Attorney General and the Foundation may have interests that differ from your interests in any acquisition proposal involving our company. This ability to block an acquisition could prevent you from being paid an acquisition premium for your stock.

OUR DIRECTORS WILL BE ABLE TO CONTROL THE OUTCOME OF ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS FOR A VOTE, OTHER THAN CHANGE OF CONTROL PROPOSALS, AS LONG AS THE FOUNDATION OWNS A SUBSTANTIAL NUMBER OF OUR SHARES.

As of December 31, 2000, the Foundation has placed approximately 94% of its shares, equal to approximately 75% of all of our outstanding shares in a voting trust for a trustee to vote and dispose of under the terms of the voting trust and divestiture agreement. The trustee of the voting trust must, as a general matter, vote all of the Foundation's shares held in the voting trust as directed by a majority of our independent directors and a majority of all of our directors on all proposals or matters, including amendments to our certificate of incorporation and bylaws and the election and removal of our directors, that may come before our stockholders, except for matters relating to proposed merger and sale transactions if our stockholders did not own a majority of the shares of the resulting company. Thus, for so long as the Foundation owns a significant number of our shares, our board of directors will be able to control the outcome of most matters brought before our stockholders for a vote. Our board may not vote in a manner you think is in your best interests.

THE FOUNDATION MAY HAVE INTERESTS IN OUR COMPANY THAT DIFFER FROM YOUR INTERESTS AS A PUBLIC STOCKHOLDER.

The Foundation is a non-profit corporation with health care purposes to benefit the uninsured and underinsured in our Blue Cross and Blue Shield service area in Missouri. You should expect the Foundation to vote its shares of our stock on proposed merger and sale transactions based upon its best interests. The interests of the Foundation in a merger or sale transaction may be different than your interests. For example, your primary interests may be to receive the maximum possible price for your shares. The Foundation, on the other hand, may be interested in price but may also be interested in how the transaction will impact the availability of health care to the uninsured and underinsured in the Foundation's service area.

THE FOUNDATION'S REGISTRATION RIGHTS AND OBLIGATIONS TO SELL OUR STOCK MAY LIMIT OUR ABILITY TO RAISE ADDITIONAL FUNDS THROUGH EQUITY OFFERINGS, WHICH COULD RESTRICT OUR FUTURE GROWTH, INHIBIT OUR ABILITY TO MAKE REQUIRED INVESTMENTS AND ADVERSELY AFFECT OUR ABILITY TO COMPETE.

Our industry is in a state of change, and, in order to take advantage of acquisition and other investment opportunities that may arise in the future, we may desire the flexibility to raise funds quickly by selling our stock in the equity markets. The registration rights agreement with The Missouri Foundation For Health could limit or make more difficult our ability to raise funds through equity offerings upon terms that we desire or at times when we may require funds.

Our failure to raise additional equity capital when required could:

-        restrict our growth, both internally and through acquisitions;

- inhibit our ability to invest in technology and other products and services that we may need; and

-        adversely affect our ability to compete in our markets.

Our agreements with the Foundation do not prevent us from issuing our common stock as consideration to buy another company or from borrowing money to buy a business. If, however, we want to buy a business for cash and we need to raise money for the acquisition by selling our common stock, the restrictions in the registration rights agreement may limit our flexibility. We may not be able to sell our stock at the most opportune times.

PROVISIONS IN OUR CHARTER DOCUMENTS WILL MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US UNLESS OUR BOARD OF DIRECTORS APPROVES THE SALE AND MAY LIMIT OR EVEN ELIMINATE INCREASES IN OUR STOCK PRICE BASED ON "TAKEOVER" SPECULATION.

Our charter documents include provisions required by the Blue Cross Blue Shield Association designed to protect our independence from any single stockholder. These provisions include the following:

- we have ownership limitations that prohibit any institutional investor from owning 10% or more of our voting securities and any other investor from owning 5% or more of our voting securities; and

- at least 80% of our directors must be independent directors who are not affiliated or associated with The Missouri Foundation For Health or any stockholder that owns our shares in excess of the ownership limits.

These provisions will make it more difficult for a third party to acquire us in a transaction that our board of directors has not negotiated or approved, but in which our stockholders may receive a premium for their shares. Also, these provisions will deter a party from acquiring a significant ownership position in our company prior to submitting an offer to our board of directors, and, as a result, our stock may trade at lower prices relative to other companies that do not have similar ownership limitations in their charter documents.

WE ARE NOW A DEFENDANT IN A CLASS ACTION LAWSUIT RELATING TO MEDICARE SUPPLEMENT PREMIUMS.

Prior to the reorganization, Old RightCHOICE and Blue Cross and Blue Shield of Missouri were parties to a purported class action lawsuit over allegedly unauthorized premiums that Blue Cross and Blue Shield of Missouri collected on Medicare supplement policies issued by Blue Cross and Blue Shield of Missouri from July 1, 1992 through August 10, 1994. The plaintiffs sought recovery of $29 million in allegedly unauthorized premiums plus pre-judgment interest and punitive damages. The claims that represented $27 million of the $29 million in allegedly unauthorized premiums have been dismissed without prejudice. A motion for class certification of the remaining claims remains pending before the circuit court. As the successor to Blue Cross and Blue Shield of Missouri and Old RightCHOICE, an adverse decision in this lawsuit could subject us to substantial damages.

IF THE COURT FINDS IN A PENDING APPEAL THAT BLUE CROSS AND BLUE SHIELD OF MISSOURI WAS A MUTUAL BENEFIT CORPORATION, A COURT COULD COMPEL US TO PAY SUBSTANTIAL DAMAGES TO THE BLUE CROSS AND BLUE SHIELD OF MISSOURI AND OLD RIGHTCHOICE SUBSCRIBERS OR UNDO THE REORGANIZATION.

A Missouri circuit court has entered an order and judgment in the certified subscriber class action over Blue Cross and Blue Shield of Missouri's status as a mutual benefit corporation or public benefit corporation. The circuit court ruled that Blue Cross and Blue Shield of Missouri was a public benefit corporation, holding its assets for the benefit of the general public, rather than a mutual benefit corporation, holding its assets for the benefit of its subscribers. This ruling was consistent with the positions taken by all the parties to the settlement agreement and the related reorganization. On December 12, 2000, the class representative, on behalf of the subscriber class, appealed this ruling. That appeal is now pending in the Missouri Court of Appeals. If the judgment of the circuit court is reversed, our company, as successor to Blue Cross and Blue Shield of Missouri, could be obligated to pay substantial damages. It is also possible that if a court enters a judgment that Blue Cross and Blue Shield of Missouri was a mutual benefit corporation, a court could order that the reorganization be undone, although we believe that this type of order would be unlikely.

The Missouri Foundation For Health is required to maintain a minimum net worth of approximately $85 million and is required by contract to indemnify us against claims asserted in this litigation that arise out of the reorganization and relate to the corporate status of Blue Cross and Blue Shield of Missouri. However, this indemnification may not be sufficient to reimburse us for all of the damages we could suffer.

WE ARE SUBJECT TO LITIGATION IN THE ORDINARY COURSE OF OUR BUSINESS, INCLUDING LITIGATION BASED ON NEW OR EVOLVING LEGAL THEORIES, WHICH COULD SIGNIFICANTLY LESSEN OUR PROFITABILITY.

Due to the nature of our business, we and our subsidiaries are subject to a variety of legal actions relating to our business operations including claims relating to:

-        denial of health care benefits;

- claims of vicarious liability for providers' actions or medical malpractice claims;

- provider disputes over compensation and termination of provider contracts;

- disputes related to self-funded business, including actions alleging breach of fiduciary duties, claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements;

-        disputes over copayment calculations; and

-        claims relating to customer audits and contract performance.

In addition, plaintiffs continue to bring new types of purported legal claims against managed care companies. Recent court decisions and legislative activity increase our exposure and the exposure of our subsidiaries to these types of claims. In some cases, plaintiffs may seek substantial non-economic or punitive damages. The loss of even one of these claims, if it resulted in a significant punitive damage award, could significantly lessen our financial condition or results of operations. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on the managed care industry in general or on our subsidiaries or us in particular.

We and our subsidiaries currently have, and expect to maintain, insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, we may not be able to obtain insurance coverage for all or some forms of liability on a cost-effective basis, if at all, in the future.

EXECUTIVE OFFICERS

NAME                                       AGE     POSITION(S)
John A. O'Rourke........................   57      Chairman of the Board and Chief Executive Officer

Sandra A. Van Trease....................   40      Director (effective April 1, 2001), President, Chief Operating Officer and
                                                   Chief Financial Officer

Angela F. Braly.........................   39      Executive Vice President, General Counsel and Corporate Secretary

Stuart K. Campbell......................   39      Senior Vice President, Finance

Michael Fulk............................   53      Senior Vice President and Chief Marketing Executive

Mary Lou Redshaw........................   48      Senior Vice President, Client Services

Herbert B. Schneiderman.................   55      Senior Vice President, Medical Delivery Systems

John J. Seidenfeld, M.D.................   54      Senior Vice President and Corporate Medical Officer

Connie L. Van Fleet.....................   48      Senior Vice President and Chief Information Officer

Kathleen M. Zorica......................   45      Senior Vice President, Business Analysis and Product Management

David T. Ott............................   46      President, Chief Executive Officer and Director of HealthLink

Courtney B. Walter......................   45      Executive Vice President and Chief Financial Officer of HealthLink

Dale Stegeman, M.D......................   45      Chief Medical Officer/Senior Vice President of Medical Affairs of
                                                   HealthLink

John A. O'Rourke was named Chairman and Chief Executive Officer in February 1997. Mr. O'Rourke came to our company from his position as President and Chief Executive Officer of HealthLink. Mr. O'Rourke was appointed President and Chief Executive Officer of HealthLink in January 1985. Initially established by a consortium of St. Louis hospitals, HealthLink became the largest PPO in Missouri under Mr. O'Rourke's leadership. Earlier, Mr. O'Rourke was Deputy Director of the Office of HMOs in the U.S. Department of Health and Human Services.

Sandra A. Van Trease was named President in December 2000. Ms. Van Trease also is our Chief Operating Officer and Chief Financial Officer. Ms. Van Trease joined our company in June 1994, was promoted to Chief Financial Officer in November 1995 and was also named Chief Operating Officer in October 1997. Prior to joining our company, Ms. Van Trease was a Senior Manager with Price Waterhouse LLP.

Angela F. Braly was named Executive Vice President, General Counsel and Corporate Secretary in January 1999. Ms. Braly acted as Interim General Counsel from September 1997 through December 1998 while a member of the St. Louis law firm of Lewis, Rice & Fingersh, L.C. where she had practiced law since 1987.

Stuart K. Campbell was named Senior Vice President, Finance in February 2001. Prior to then, he served as Senior Vice President, Client Services since August 1997. Mr. Campbell joined our company as Chief Internal Auditor in September 1994 and was named Corporate Compliance Officer in 1996. Prior to joining our company, Mr. Campbell was a Senior Manager with Price Waterhouse LLP.

Michael Fulk joined our company as Senior Vice President and Chief Marketing Executive in January 1998. Mr. Fulk joined our company from UnitedHealthcare, Birmingham, Alabama, where he was Senior Vice President of Sales and Marketing from April 1995 until December 1997. Earlier, Mr. Fulk served as the top sales and marketing executive for UnitedHealthcare's HMO, POS and PPO operations in Texas, Alabama, Louisiana, Tennessee, Arkansas, Mississippi and the Gulf Coast region.

Mary Lou Redshaw was named Senior Vice President, Client Services in February 2001. Ms. Redshaw has been with our company since 1970 during which time she served in many management roles, most recently Vice President, Client Services. Ms. Redshaw has served in training, claims, customer service and membership roles.

Herbert B. Schneiderman joined our company as Senior Vice President, Medical Delivery Systems in July 1995. Mr. Schneiderman came to our company after spending 21 years at Saint Louis University Hospital, the last seven as its Chief Executive Officer.

John J. Seidenfeld, M.D. was named Senior Vice President and Corporate Medical Officer in June 1999. He came to our company from CIGNA Health Care of Texas where he had served as Vice President and Corporate Medical Director beginning 1996. In 1995, Dr. Seidenfeld was in private practice as a pulmonary and critical care physician, the Executive Director and Medical Director at the Solomon Anthony Clinic in San Antonio, a clinical professor at the University of Texas at San Antonio and a Consultant Medical Director of Humana Health Plan of Texas.

Connie L. Van Fleet was named Senior Vice President and Chief Information Officer in November 1997. Ms. Van Fleet joined our company in 1990 and immediately prior to her current position served as Vice President, Business Analysis and Development. Prior to joining our company, Ms. Van Fleet was with MetLife Health Care Management Corporation.

Kathleen M. Zorica was named Senior Vice President, Business Analysis and Product Management in July 1999. She joined Blue Cross and Blue Shield of Missouri in 1977. Ms. Zorica was named Vice President, Product Management in November 1994 and has been Director, Product Development Director, Account Operations and Services, Director, Financial Analysis, and immediately prior to her current position, Vice President, Business Analysis and Product Management.

David T. Ott was named President and Chief Executive Officer of HealthLink in March 1997. Mr. Ott had been Executive Vice President of HealthLink since July 1990. Mr. Ott joined HealthLink in 1986 as Director of Marketing and later was promoted to Vice President of Sales and Marketing.

Courtney B. Walter was named Executive Vice President and Chief Financial Officer of HealthLink in March 1997. Mr. Walter has been with HealthLink since 1993. Prior to joining HealthLink, Mr. Walter worked for Ernst & Young LLP, MetLife Health Care Management Corporation and Spectrum Emergency Care.

Dale Stegeman, M.D. was named Chief Medical Officer/Senior Vice President of Medical Affairs of HealthLink in May 2000. Dr. Stegeman had been Senior Medical Director since 1998. Dr. Stegeman joined HealthLink in 1992 as a physician reviewer and served as Medical Director of HealthLink HMO from 1996 until 1998.

                               ITEM 2. PROPERTIES

As of December 31, 2000, we owned or leased the following facilities in the state of Missouri, which we consider material to our operating segments:

                                                                                                 OWNED OR
TYPE OF FACILITY                           CITY                            SQUARE FOOTAGE         LEASED
----------------                           ----                            --------------        --------
Corporate Headquarters                     St. Louis                           425,057            Owned
Office Building                            St. Louis                            73,211            Owned
Document Storage Warehouse                 St. Louis                            91,119            Leased

                                                                                                 OWNED OR
TYPE OF FACILITY                           CITY                            SQUARE FOOTAGE         LEASED
----------------                           ----                            --------------        --------
HealthLink, Inc. Headquarters              St. Louis                            61,829            Leased
Southwest Regional Office                  Springfield                          59,470            Leased
Southeast Claims Training Office           Cape Girardeau                        6,314            Leased
Southeast Claims Office                    Cape Girardeau                       42,000            Leased
Central Marketing Office                   Columbia                              5,000            Leased

                            ITEM 3. LEGAL PROCEEDINGS

LITIGATION WITH THE MISSOURI ATTORNEY GENERAL AND MISSOURI DEPARTMENT OF
INSURANCE

As a result of the reorganization and related settlement that occurred on November 30, 2000, Old RightCHOICE and Blue Cross and Blue Shield of Missouri and their affiliates, on the one hand, and the state of Missouri, on the other hand, have resolved all of their outstanding litigation and regulatory issues related to Blue Cross and Blue Shield of Missouri's operation of Old RightCHOICE following the organization of Old RightCHOICE in 1994. There remains pending, however, the appeal of a judgment related to the corporate status of Blue Cross and Blue Shield of Missouri described below under "Litigation relating to corporate status of Blue Cross and Blue Shield of Missouri."

LITIGATION RELATING TO CORPORATE STATUS OF BLUE CROSS AND BLUE SHIELD OF
MISSOURI

On November 3, 1997, our predecessor, Blue Cross and Blue Shield of Missouri, filed an action in the Circuit Court of Cole County, Missouri against the Missouri Attorney General seeking declarations that (1) Blue Cross and Blue Shield of Missouri was a mutual benefit type of non-profit corporation, and (2) Blue Cross and Blue Shield of Missouri did not hold its assets in constructive, charitable, or other trust for the benefit of the public generally but rather held its assets for the benefit of its subscribers. The Missouri Attorney General filed an answer and counterclaim seeking a declaration that Blue Cross and Blue Shield of Missouri is a public benefit type of non-profit corporation.

Two individuals who are or have been subscribers of Blue Cross and Blue Shield of Missouri moved to intervene and then were joined in this action as parties contending that Blue Cross and Blue Shield of Missouri was a mutual benefit corporation, that its assets should not be transferred to a charitable trust or other charitable organization such as The Missouri Foundation For Health and that the existing parties to the action would not adequately represent their interests in the resolution of the question whether Blue Cross and Blue Shield of Missouri is a public benefit or a mutual benefit corporation.

On November 3, 2000, the circuit court entered a judgment finding that Blue Cross and Blue Shield of Missouri is a public benefit corporation. This ruling was consistent with the ultimate positions taken by all parties to our settlement agreement.

On December 12, 2000, one of the two individuals appealed the circuit court's judgment of November 3, 2000. If the circuit court's judgment is reversed, our company, as successor to Blue Cross and Blue Shield of Missouri, could be obligated to pay substantial money damages. It is also possible that if the circuit court's judgment is reversed a court could order the reorganization be rescinded as if it never happened, although we believe that this would be unlikely. If a court enters those orders or orders like those, it would have a material adverse effect on us.

LITIGATION RELATING TO MEDICARE SUPPLEMENT PREMIUMS

Our predecessor, Blue Cross and Blue Shield of Missouri, was a party to a class action lawsuit originally filed in August 1995 in St. Louis City Circuit Court against both Blue Cross and Blue Shield of Missouri and Old RightCHOICE. The plaintiffs were subscribers to Medicare supplement policies that Blue Cross and Blue Shield of Missouri issued from July 1, 1992 through August 10, 1994 and sought to represent a class of all subscribers during those years.

The subscribers fell into two groups, those holding standardized Medicare supplement policies and those holding pre-standardized Medicare supplement policies. Both plaintiffs claimed that from July 1, 1992 through August 10, 1994 Blue Cross and Blue Shield of Missouri collected premiums on Medicare supplement policies that were in excess of the premiums approved by the Missouri Department of Insurance in violation of the contracts between Blue Cross and Blue Shield of Missouri and its members. The plaintiffs also claimed that Blue Cross and Blue Shield of Missouri made fraudulent representations about these premium increases. While Blue Cross and Blue Shield of Missouri won summary judgment in the trial court and appellate court, the Missouri Supreme Court reversed in part and remanded in part the case to the trial court. The plaintiffs claimed that Blue Cross and Blue Shield of Missouri collected allegedly unauthorized premiums totaling more than $29 million. They sought recovery of at least that amount as damages, plus prejudgment interest and punitive damages. The representative of subscribers holding pre-standardized policies was disqualified from service as class representative due to ill health.

In December 2000, the circuit court conducted a hearing on the plaintiffs' motion for class certification and Blue Cross and Blue Shield of Missouri's partial motions to dismiss or for summary judgment. After the hearing, and while the motions were pending, the class representative of subscribers holding pre-standardized Medicare supplement policies voluntarily dismissed her claim. She also dismissed without prejudice the claims she had sought to make on behalf of other pre-standardized plan subscribers. The pre-standardized policies represent approximately $27 million of the approximately $29 million in allegedly unauthorized premiums. As a result of the dismissal by the class representative, there are now no claims pending on behalf of holders of the pre-standardized policies. There can be no assurance, however, that a new claim will not be asserted on their behalf. The plaintiffs' motion for certification of a class of standardized plan subscribers as well the partial motion to dismiss on behalf of Blue Cross and Blue Shield of Missouri have been argued and are now under submission. As successor to Blue Cross and Blue Shield of Missouri, we are now the defendant in that action. An adverse decision in this lawsuit could subject us to substantial damages.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 30, 2000, The Missouri Foundation For Health, which was our sole stockholder immediately prior to the merger of Old RightCHOICE and our company as part of the reorganization, voted the one share of our common stock that it then owned in favor of the merger of our company with Old RightCHOICE.

On November 28, 2000, Old RightCHOICE held a special meeting of its shareholders to vote upon the merger of Old RightCHOICE into our company. See Note 1, "Organization" of the Notes to Consolidated Financial Statements of Part II,
Item 8, which is incorporated herein by reference. The merger required the approval of (1) the holders of Old RightCHOICE's class A common stock and Old RightCHOICE's class B common stock voting together as a single class, and (2) the holders of Old RightCHOICE's class A common stock voting as a single class, excluding any shares of Old RightCHOICE's class A common stock owned by Blue Cross and Blue Shield of Missouri and by any executive officer or director of Old RightCHOICE or Blue Cross and Blue Shield of Missouri. Each share of Old RightCHOICE's class A common stock had one vote per share, and each share of Old RightCHOICE's class B common stock had ten votes per share.

The vote of the holders of Old RightCHOICE's class A common stock and Old RightCHOICE's class B common stock voting together as a single class was as follows:

                                votes for            votes against         votes abstained          broker non-votes
                                ---------            -------------         ---------------          ----------------
class A common stock            3,170,794            9,862                 753                      0
class B common stock            149,625,000          0                     0                        0

The vote of the holders of Old RightCHOICE's class A common stock, excluding any shares of Old RightCHOICE's class A common stock owned by Blue Cross and Blue Shield of Missouri and any executive officer or director of Old RightCHOICE or Blue Cross and Blue Shield of Missouri, was as follows:

                                votes for            votes against         votes abstained          broker non-votes
                                ---------            -------------         ---------------          ----------------
class A common stock            3,096,941            9,862                 753                      0


We have changed the previously announced anticipated date of our 2001 annual meeting of stockholders from May 8, 2001 to June 8, 2001. As a result, our corporate secretary must receive any stockholder proposal to be included in our proxy statement for our 2001 annual meeting of stockholders and which meets the rules of the Securities and Exchange Commission no later than April 10, 2001. In accordance with our bylaws, our corporate secretary also must receive notice of any stockholder proposal not be included in the proxy statement but to be brought before the annual meeting of stockholders no later than April 10, 2001.

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth for the calendar quarters indicated the high and low sales prices of our common stock, which trades on the New York Stock Exchange under the symbol "RIT". There were 180 common stockholders of record on March 21, 2001. Our reorganization was completed on November 30, 2000. Sales prices for periods prior to that date relate to the class A common stock of our predecessor, Old RightCHOICE. On November 30, 2000, the class A shareholders of Old RightCHOICE exchanged their Old RightCHOICE common shares for an equal number of RightCHOICE common shares. The number of outstanding common shares reported below at the end of the quarters prior to the reorganization exclude the minority shareholders' 3.7 million shares of Old RightCHOICE because the exchange of the minority shareholders' Old RightCHOICE class A common stock for shares of RightCHOICE common stock was treated as a purchase. See Note 1, "Organization" of the Notes to Consolidated Financial Statements of Part II,
Item 8, of which is incorporated herein by reference.

STOCKHOLDERS' DATA

                                  2000
                                  4TH QUARTER            3RD QUARTER           2ND QUARTER            1ST QUARTER
Outstanding common shares          18,678,503             14,962,500            14,962,500             14,962,500
Market price:
Quarter ending                      $34 13/16              $24 1/4                $15 3/4               $13 1/8
Range                          $22 3/16 - $35 3/4     $15 7/8 - $24 1/4     $12 1/8 - $18 7/16     $11 1/2 - $15 1/2

                                  1999
                                  4TH QUARTER            3RD QUARTER           2ND QUARTER            1ST QUARTER
Outstanding common shares          14,962,500             14,962,500            14,962,500             14,962,500
Market price:
Quarter ending                       $11 1/2               $10 9/16              $11 7/16               $10 3/4
Range                             $9 1/2 - $12        $10 3/8 - $11 5/8      $10 3/4 - $12 1/8       $10 1/4 - $13

DIVIDENDS

We have not paid dividends on our common stock and anticipate that no dividends will be paid on our common stock in the foreseeable future. Further, we are currently restricted in our ability to pay cash dividends as explained in Note 10, "Long-term debt and commitments" of the Notes to Consolidated Financial Statements. In addition, see Note 2, "Summary of significant accounting policies" of the Notes to Consolidated Financial Statements for a description of the dividend restrictions applicable to our insurance and HMO subsidiaries.

UNREGISTERED SALES

On March 14, 2000, as part of the incorporation of our company, we issued one share of our common stock to The Missouri Foundation For Health for $1,000. This sale was exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On November 30, 2000, in connection with the merger of Old RightCHOICE into our company, the one issued and outstanding share of the our common stock issued on March 14, 2000 (as described above), which The Missouri Foundation For Health owned, was converted into 14,962,500 shares of our common stock. Our issuance of these shares to The Missouri Foundation For Health was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. We did not receive any proceeds in this transaction.

                ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (a)

The following table sets forth our selected consolidated financial information for the years indicated and should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements and the "Management's discussion and analysis of financial condition and results of operation" section of this Annual Report.

                                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
                                                    2000             1999             1998             1997             1996
                                                -----------      -----------      -----------      -----------      -----------
                                                     (in thousands, except per share data and operating statistics)
INCOME STATEMENT DATA:
Revenues:

  Premium ..................................    $   939,284      $   817,544      $   775,159      $   735,589      $   662,374
  Fees and other income ....................        121,526          105,075           88,608           77,848           68,734
                                                -----------      -----------      -----------      -----------      -----------
      Total revenues .......................      1,060,810          922,619          863,767          813,437          731,108
                                                -----------      -----------      -----------      -----------      -----------
Operating expenses:
  Health care services .....................        768,456          674,602          650,834          629,903          550,321
  Commissions ..............................         36,525           32,505           31,436           29,344           26,887
  General and administrative ...............        202,188          187,447          182,276          186,413          171,014
  Charge for contract loss reserves ........                                                            29,510
  Non-recurring charges ....................                                              900            3,301            4,534
                                                -----------      -----------      -----------      -----------      -----------
      Total operating expenses .............      1,007,169          894,554          865,446          878,471          752,756
                                                -----------      -----------      -----------      -----------      -----------
Operating income (loss) ....................         53,641           28,065           (1,679)         (65,034)         (21,648)
                                                -----------      -----------      -----------      -----------      -----------

Investment income:
  Interest and dividends ...................         17,202           15,262           15,329           16,702           15,454
  Realized gains (losses), net .............            247             (516)             619           17,213            3,900
                                                -----------      -----------      -----------      -----------      -----------
      Net investment income ................         17,449           14,746           15,948           33,915           19,354
                                                -----------      -----------      -----------      -----------      -----------
Other:
  Interest expense .........................         (3,798)          (4,344)          (4,541)          (4,723)          (5,532)
  Other income, net ........................          1,941              259             (266)          (1,060)            (803)
                                                -----------      -----------      -----------      -----------      -----------


      Total other, net .....................         (1,857)          (4,085)          (4,807)          (5,783)          (6,335)
                                                -----------      -----------      -----------      -----------      -----------


Income (loss) before minority interest,
   (provision) benefit for income taxes and
   cumulative effect of accounting change ..         69,233           38,726            9,462          (36,902)          (8,629)
Minority interest in consolidated
   subsidiary ..............................         (6,422)          (3,387)          (1,113)           4,725              397
(Provision) benefit for income taxes .......        (27,285)         (15,442)          (3,181)          10,693            1,242
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) before cumulative effect
  of accounting change .....................    $    35,526      $    19,897      $     5,168      $   (21,484)     $    (6,990)
                                                -----------      -----------      -----------      -----------      -----------
Cumulative effect of accounting change
  for startup costs ........................                          (1,076)
                                                -----------      -----------      -----------      -----------      -----------


Net income (loss) ..........................    $    35,526      $    18,821      $     5,168      $   (21,484)     $    (6,990)
                                                ===========      ===========      ===========      ===========      ===========
Basic earnings (loss) per share ............    $      2.33      $      1.26      $      0.35      $     (1.44)     $     (0.47)
Diluted earnings (loss) per share ..........    $      2.27      $      1.25      $      0.34      $     (1.44)     $     (0.47)

OPERATING STATISTICS:

  Medical cost ratio(b) ....................           81.8%            82.5%            84.0%            85.6%            83.1%
  General and administrative expense
      ratio(c) .............................           19.1%            20.3%            21.1%            22.9%            23.4%
  Adjusted general and administrative
      expense ratio(d) .....................           17.1%            18.1%            18.5%            19.8%            21.0%

BALANCE SHEET DATA:

Cash and investments .......................    $   318,065      $   291,530      $   263,266      $   260,455      $   307,407
Available cash and investments(e) ..........         64,445           53,439           27,325           17,689           60,069
Total assets ...............................        693,414          624,678          596,453          596,800          622,307
Medical claims payable .....................        145,980          141,037          122,224          127,349          123,817
Long-term debt (including the current
  portion) .................................         26,063           34,063           43,063           47,000           62,000
Minority interest in consolidated
  subsidiary ...............................                          30,996           28,699           27,706           34,056
Stockholders' equity .......................        302,769          213,724          199,360          194,723          222,333

Book value per share .......................    $     16.21      $     14.28      $     13.32      $     13.01      $     14.86
Tangible book value per share ..............    $     11.29      $      9.47      $      8.31      $      7.78      $      9.24

(a) The financial data for all periods presented reflect the reorganization of our company as more fully described in Note 1, "Organization" of the Notes to Consolidated Financial Statements of Part II, Item 8, which is incorporated herein by reference. Prior to our reorganization, Blue Cross and Blue Shield of Missouri owned 14,962,500 shares, or approximately 80%, of Old RightCHOICE's 18.7 million shares of common stock outstanding, and the public minority stockholders owned the remainder. As of December 31, 2000, The Missouri Foundation For Health owned approximately 80% of our outstanding common stock. In conjunction with the reorganization, the public minority stockholders exchanged their 3.7 million shares of Old RightCHOICE common stock for an equal number of shares of our common stock. As a result of the reorganization, the results of operations up to and including November 30, 2000 reflect a charge against earnings for the public minority stockholders' interest in Old RightCHOICE. For the purpose of computing basic earnings per share prior to the reorganization, the public minority stockholders' 3.7 million shares of Old RightCHOICE common stock reduced the weighted average common shares. After the reorganization, the weighted average share calculations include the 3.7 million shares of our common stock issued to Old RightCHOICE's public minority stockholders.

(b) The medical cost ratio is calculated as health care services expense as a percentage of premium revenue.

(c) The general and administrative expense ratio is calculated as general and administrative expense as a percentage of total revenue.

(d) The adjusted general and administrative expense ratio is calculated as general and administrative expense excluding depreciation and amortization as a percentage of total revenue.

(e) Amounts represent cash and investments available for general corporate uses without regulatory approval.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents our management's discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with the Consolidated Financial Statements and Notes thereto and the information set forth under "Factors That May Affect Future Results of Operations" of Part I, Item I, "Business" and under "Legal Proceedings" of Part I, Item 3 of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from those anticipated in these forward-looking statements.

OVERVIEW

We offer our managed health care products and services through a variety of provider networks, utilizing a range of benefit designs and funding options. We design our products and services to meet the needs of individuals and a wide range and size of employers and other groups. We offer our managed health care products and services in two funding types: (1) underwritten products, for which we receive premium revenue in exchange for the assumption of medical, selling and administrative risks, and (2) self-funded products, for which we generally assume no risk, or reinsure the risk, for medical costs and receive compensation for providing the requested services. Products in our underwritten segment include preferred provider organizations (PPO), point of service (POS), health maintenance organizations (HMO), Medicare supplement, specialty managed care, short-term medical and managed indemnity benefit plans. Products in our self-funded segment include third-party administrator services, administrative services only (ASO) for self-insured organizations, network rental services for self-insured organizations, insurance companies and other organizations, including network rental for workers' compensation, and life insurance agency services. Our other segment includes our commercial real estate business.

Our combination of underwritten and self-funded products and services provides us with a diversified and complementary source of revenue and earnings. For the year ended December 31, 2000, our underwritten products accounted for approximately 89% of revenue and 20% of operating profits compared to 11% and 75%, respectively, for our self-funded products. As of December 31, 2000, we had 554,252 members in our underwritten products and 2,187,000 members in our self-funded products. For the year ended December 31, 2000 compared to the prior year, revenue for our underwritten products increased 15% and revenue for our self-funded products increased by 15%. Operating results for our underwritten segment increased from a loss of $4.9 million to a gain of $10.6 million while operating profit for our self-funded segment increased from $30.2 million to $40.3 million in 2000 as compared to 1999. We believe that the profitability and growth dynamics of our underwritten and self-funded businesses are complementary. We believe that our diversification offers an attractive combination of earnings growth potential from our underwritten business and earnings stability from our self-funded business.

Our self-funded segment has had significantly greater operating margins than our underwritten segment over the past five years. For example, in 2000 our underwritten segment had revenues of $940.1 million and operating income of $10.6 million, while our self-funded segment had revenues of $117.9 million and operating income of $40.3 million. We have focused on improving our underwritten segment's operating margins over time through focused pricing and medical cost management initiatives. From 1998 to 2000, we have improved our underwritten segment operating margins from -3.0% to 1.1%. See Note 14, "Segment information," to our Consolidated Financial Statements included in Part I, Item 8 of this Annual Report.

Our net income and earnings per share for all of 2000, and the comparable results for prior periods, reflect the November 30, 2000 reorganization, which included the merger of Old RightCHOICE with its parent, Blue Cross and Blue Shield of Missouri. Prior to the reorganization, Blue Cross and Blue Shield of Missouri owned 14,962,500 shares, or approximately 80%, of Old RightCHOICE's
18.7 million shares, with the remaining 3.7 million shares owned by the public minority stockholders. The reorganization was accounted for in a manner similar to a pooling of interests, except for the exchange of the 3.7 million shares held by the public minority stockholders, which was accounted for as a purchase. The results of our operations up to and including November 2000 reflect a charge against earnings for the public minority stockholders' interest, and the weighted average common shares used to compute basic earnings per share includes only the 14,962,500 shares owned by Blue Cross and Blue Shield of Missouri, and not the additional 3.7 million shares owned by the public minority stockholders. The Missouri Foundation

For Health, which was created as part of the reorganization, now owns approximately 80% of our outstanding common stock and the remainder is owned by public stockholders.

RESULTS OF OPERATIONS

REVENUES

The following table sets forth revenue by funding type and product group for the years ended December 31, 2000, 1999, and 1998:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                               2000          1999        1998
                                            ----------    ----------  ----------
                                                       (IN THOUSANDS)
UNDERWRITTEN PREMIUM REVENUE:
   PPO ..................................   $  363,215    $  294,463  $  272,023
   POS ..................................      198,156       167,392     151,034
   HMO (includes other POS) .............      220,625       211,910     206,292
   Medicare supplement ..................       89,086        92,314      94,951
   Managed indemnity ....................        2,776         4,076       8,131
   Other specialty services .............       65,426        47,389      42,728
                                            ----------    ----------  ----------
     TOTAL PREMIUM REVENUE ..............      939,284       817,544     775,159
                                            ----------    ----------  ----------
SELF-FUNDED PPO/POS, HMO AND ASO
   (INCLUDES HEALTHLINK AND OTHER
   INCOME)...............................      118,732       102,617      86,157
NON-AFFILIATED REAL ESTATE RENTAL
   INCOME ...............................        2,794         2,458       2,451
                                            ----------    ----------  ----------
     Total fees and other income ........      121,526       105,075      88,608
                                            ----------    ----------  ----------
     TOTAL REVENUES .....................   $1,060,810    $  922,619  $  863,767
                                            ==========    ==========  ==========

OPERATING RATIOS

The following table sets forth selected operating ratios. The medical cost ratio reflects health care services expense as a percentage of premium revenue. All other ratios are shown as a percentage of total revenues:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                2000        1999         1998
                                               ------      ------       ------
Operating revenues:
    Premium revenue ........................     88.5%       88.6%        89.7%
    Self-funded fees and other income ......     11.2        11.1         10.0
    Non-affiliated rental income ...........      0.3         0.3          0.3
                                               ------      ------       ------
                                                100.0%      100.0%       100.0%
                                               ======      ======       ======
Operating ratios:
    Medical cost ratio .....................     81.8%       82.5%        84.0%
    Commission expense ratio ...............      3.4%        3.5%         3.6%
    General and administrative expense
       ratio................................     19.1%       20.3%        21.1%
    Adjusted general and administrative
       expense ratio (excludes depreciation
       and amortization) ...................     17.1%       18.1%        18.5%

MEMBERSHIP

The following table sets forth the number of members by funding type and product group:

                                                          AS OF DECEMBER 31,
                                                       ------------------------   % INCREASE/
                                                          2000           1999      (DECREASE)
                                                       ---------      ---------   -----------
UNDERWRITTEN:
    PPO............................................      233,960        197,734       18.3
    POS............................................      141,498        130,192        8.7
    HMO (includes other POS).......................      128,052        133,129       (3.8)
    Medicare supplement............................       49,253         53,460       (7.9)
    Managed indemnity..............................        1,489          2,040      (27.0)
                                                       ---------      ---------
       TOTAL UNDERWRITTEN MEMBERSHIP...............      554,252        516,555        7.3
                                                       ---------      ---------
SELF-FUNDED:
    PPO/POS........................................       48,362         44,355        9.0
    HMO............................................        7,312          7,152        2.2
    ASO (includes HealthLink):
       Workers' compensation(1)....................      745,212        516,107       44.4
       Other ASO(1), (2)...........................    1,386,114      1,357,141        2.1
                                                       ---------      ---------
       TOTAL SELF-FUNDED MEMBERSHIP................    2,187,000      1,924,755       13.6
                                                       ---------      ---------

TOTAL MEMBERSHIP...................................    2,741,252      2,441,310       12.3
                                                       =========      =========

         (1) Approximately 86,000 of our workers' compensation members are also included in the member counts for our other ASO products as of December 31, 2000.

         (2) Does not include 425,053 and 391,021 additional third-party administrator members as of December 31, 2000, and 1999, respectively, that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995. Our share of the earnings of EPOCH are included in our income statement under the caption "Other, net."

COMPARISON OF RESULTS FOR 2000 TO THE RESULTS FOR 1999

Revenues

UNDERWRITTEN

Premium revenue increased $121.8 million, or 14.9%, to $939.3 million in 2000 from $817.5 million in 1999. As described below, components of premium revenue were affected by shifts in product mix, rate increases and other factors. As a result, such increase in premium revenue may not be indicative of future periods. We will continue to strive to establish premium rates based on anticipated health care costs. Depending on future competition, customer acceptance of premium increases, future health care cost trends and other factors, we cannot provide any assurances that we will be able to price the products of our subsidiaries in excess of health care cost trends.

In the past year, several of our competitors have announced their intention to exit the Missouri market, which is our primary sales area. A reduction in the number of competitors for the Missouri market share has had a positive impact on our ability to attract and maintain membership. We cannot, however, provide any assurances that we will continue to attract or retain membership. Our membership has also benefited from our participation in the BlueCard(R) PPO program. The BlueCard(R) PPO program allows our Alliance PPO and POS members access to Blue Cross and Blue Shield plans' providers throughout essentially all of the United States and 200 countries worldwide.

PPO premium revenue, including our Illinois PPO products and Federal Employee Program, increased $68.7 million, or 23.3%, to $363.2 million in 2000 from $294.5 million in 1999 -- $27.1 million of the increase was due to an 8.4% increase in net premium rates and $41.6 million of the increase resulted from a 13.8% increase in member months. The term member months refers to the cumulative number of members added together over a specific time period. Thus, for a year, member months are determined by adding together the membership counts for all twelve months. Net premium rates increased due in part to our premium renewal rate increases, which are affected by medical cost inflation, changes in deductibles, the timing of group renewals throughout the year and product mix changes. Member months increases reflect our PPO products that we began offering in Illinois under the RightCHOICE of Illinois brand at the end of the first quarter of 1997. Included in the number of our underwritten PPO members are 29,536 PPO Illinois members as of December 31, 2000, an increase of 15,288 members from December 31, 1999. PPO premium revenue for the Federal Employee Program increased $11.5 million, or 14.0%, to $93.6 million in 2000 from $82.2 million in 1999. Included in the $82.2 million in PPO premium revenue for 1999 is $2.3 million in administrative cost reimbursement related to administrative costs incurred in 1994 through 1998 we received as a result of a focused effort to recover administrative costs from prior years which the Federal Employee Program had not reimbursed. Federal Employee Program revenue typically fluctuates based on actual administrative costs incurred and claims submitted. The increase in revenue is due to an increase in claims costs of approximately $13.4 million. The increase in both revenue and claims is partially due to a 4.6% increase in member months in 2000 as compared to 1999.

POS premium revenue, which includes our AllianceChoice group and individual products, increased $30.8 million, or 18.4%, to $198.2 million in 2000 from $167.4 million in 1999 -- $15.7 million of the increase due to a 9.4% increase in net premium rates and $15.1 million of the increase resulting from an 8.2% increase in member months. Net premium rates increased due in part to our premium renewal rate increases, which are affected by medical cost inflation, changes in deductibles, the timing of group renewals throughout the year and product mix changes.

HMO (including other POS) premium revenue increased $8.7 million, or 4.1%, to $220.6 million in 2000 from $211.9 million in 1999 -- $19.6 million of the increase due to a 7.2% increase in net premium rates (inclusive of the 12% rate increase for the Missouri Consolidated Health Care Plan described below), partially offset by a $10.9 million decrease resulting from a 2.9% decrease in member months. Membership declines were partially due to increases in premium rates and partially due to a general migration by employers from HMO products to other managed care products such as PPO products.

Effective December 31, 2000, we terminated our participation in two HMO products, the Missouri Consolidated Health Care Plan and Blue Horizons Medicare HMO. Membership in the Missouri Consolidated Health Care Plan increased by 1,007 members to 40,492 members from December 31, 1999 to December 31, 2000. Effective January 1, 2000, the Missouri Consolidated Health Care Plan premium rates increased by approximately 12% pursuant to a contract amendment. Total revenue during 2000 for the Missouri Consolidated Health Plan was $59.1 million, and our 2000 medical cost ratio for this group exceeded 100% (excluding any benefit from the loss reserve). Excluding the Missouri Consolidated Health Care Plan, membership in our HMO products decreased over the same time period by 6,084 members, partially due to a reduction in Blue Horizons Medicare HMO members from 4,914 to 2,132.

Medicare supplement premium revenue decreased by $3.2 million, or 3.5%, to $89.1 million in 2000 from $92.3 million in 1999 -- $7.5 million of the decrease resulting from a 7.8% decrease in member months, partially offset by a $4.3 million increase due to a 4.7% increase in net premium rates.

Membership in our Medicare supplement products has decreased in part due to subscribers opting for competitors' Medicare-risk HMO programs in which medical benefits are at least as comprehensive as benefits for persons eligible to receive benefits under a Medicare supplement program. These Medicare-risk HMO programs have historically been offered at no additional cost to the member. In addition, our new Medicare supplement sales decreased in 2000 as compared to 1999 due to mandated changes by the state of Missouri in the pricing methodologies for these products.

Managed indemnity premium revenue decreased by $1.3 million, or 31.9%, to $2.8 million in 2000 from $4.1 million in 1999, primarily as a result of a 28.0% decline in member months. Member month declines are consistent with our strategy to move toward more managed health care products. With the exception of a short-term medical product, we no longer sell managed indemnity products, but we continue to renew coverage for those members who wish to remain in these managed indemnity programs.

Other specialty services premium revenue, which is derived from our PPO and POS group pharmacy plans as well as all of our group dental benefit plans, increased $18.0 million, or 38.1%, to $65.4 million in 2000 from $47.4 million in 1999 -- $9.4 million of the increase as a result of a 21.2% increase in net premium rates and $8.6 million resulting from a 14.0% increase in member months. Specialty product membership related to our pharmacy products increased in 2000 as a result of growth in our related underwritten membership. The increase in membership for pharmacy products was offset slightly by decreases in our dental product member months, which decreased by 7.0% due to competition from dental products that have lower premiums than our dental product. We continue to work towards revising our dental product to be more competitive in the market. We do not separately report membership related to other specialty services in our total underwritten membership because these members are already counted as members of our other underwritten products. The 21.2% increase in net premium rates primarily related to our pharmacy products and corresponded to the high levels of prescription utilization and trends that our company, as well as the industry as a whole, have experienced in recent years.

Self-funded

Fees and other income from ASO, self-funded network services and life insurance commission revenues increased $16.1 million, or 15.7%, to $118.7 million in 2000 from $102.6 million in 1999. These increases are primarily due to increased 2000 revenues of $13.3 million from HealthLink, our network rental and managed care service subsidiary. HealthLink's increase in revenues was partially due to expansion into new territories as well as membership growth in HealthLink's managed health care and workers' compensation programs and increases in client access fees. In addition, our BlueCard(R) PPO and National Account ASO revenues increased by $4.3 million due to a 15.6% increase in member months. Our administrative service revenue decreased by $2.1 million in 2000 as compared to 1999 due to the termination of an administrative fee contract between us and another unaffiliated Blue Cross and Blue Shield licensee. This contract, under which we provided electronic data processing services, was terminated in June 1999.

Other income

Rental income related to non-affiliated tenants increased $0.3 million, or 13.7%, to $2.8 million in 2000 from $2.5 million in 1999.

Operating expenses

Our medical cost ratio decreased to 81.8% in 2000 from 82.5% in 1999. The medical cost ratio represents health care services expense divided by premium revenue. The medical cost ratio in 2000 is lower compared to that in 1999 due in part to our pricing strategy, which resulted in an overall increase in the premium per member per month of approximately 8.9% in 2000 as compared to 1999. The medical expense on a per member per month basis increased by approximately 7.9% in 2000 as compared to 1999. Inclusive in the medical expense on a per member per month basis in 2000 is a pharmacy cost trend increase of approximately 21%, which was driven by a combination of factors, including introduction of new drug therapies, physicians' use of newer, more expensive drugs, and greater utilization of drugs driven in part by direct-to-consumer advertising. We are managing our medical costs through a variety of medical management programs. See Part I, Item 1 "Business--Medical Management" of this Annual Report.

Commission expense increased by $4.0 million, or 12.4%, to $36.5 million in 2000 from $32.5 million in 1999. Our commission expense ratio decreased to 3.4% for 2000 compared to 3.5% in 1999. This ratio represents commission expense divided by total revenues. The increase in commission expense in 2000 is primarily due to an increase in overall premium and membership.

General and administrative expenses, excluding depreciation and amortization, increased $14.2 million, or 8.5%, to $181.6 million in 2000 from $167.4 million in 1999. The increase in these expenses is partially attributable to HealthLink's geographic and member expansion efforts, which resulted in increased HealthLink expenses of $4.9 million in 2000 as compared to 1999. The increase in general and administrative expenses is also attributable to an increase of 7.3% in underwritten membership in 2000 as compared to 1999. Also, we incurred $2.0 million and $3.8 million of general and administrative expenses in 2000 and 1999, respectively, related to our reorganization which was completed on November 30, 2000. See description of the reorganization in Note 1, "Organization" of the Notes to Consolidated Financial Statements of Part II,
Item 8, which is incorporated by reference.

Our general and administrative expense ratio, excluding depreciation and amortization, decreased to 17.1% for 2000 compared to 18.1% in 1999. This ratio represents general and administrative expenses, excluding depreciation and amortization, divided by total revenues. The decrease of 1.0% reflected increased economies of scale associated with premium and revenue growth in 2000.

Depreciation and amortization expenses increased $0.6 million, or 2.6%, to $20.6 million in 2000 from $20.0 million in 1999. Amortization expenses for completed components of our information and operations strategy project increased by $0.4 million in 2000 compared to 1999. The increase in amortization for the information and operations strategy project is due to additional completed modules of the project that we are amortizing over an estimated seven-year useful life. In addition, during 2000, we amortized $0.1 million of the goodwill and intangible assets resulting from our reorganization on November 30, 2000.

Operating expenses for our underwritten segment include health care service costs, commissions, and general and administrative expenses, as well as any non-recurring charges attributable to that segment's operations. Operating expenses for our self-funded segment include commissions, general and administrative expenses, and non-recurring charges attributable to that segment's operations. Operating expenses for our other segment include general and administrative expenses and non-recurring charges related to the company's real estate activities. Operating expenses for our underwritten segment increased $106.6 million, or 13.0%, to $929.5 million in 2000 from $822.9 million in 1999 primarily due to an increase in health care service costs of $93.9 million in 2000 as compared to 1999. Health care service costs increased due to an increase in our underwritten membership as well as an increase in per member claims costs, as previously described. General and administrative expenses and commission expenses also increased by $8.5 million and $4.2 million, respectively, in 2000 to $125.0 million and $36.1 million as compared to 1999. These increases were also partially attributable to an increase in our underwritten membership of 7.3% during 2000. Operating expenses for our self-funded segment increased $5.6 million, or 7.8%, to $77.6 million in 2000 from $72.0 million in 1999. This increase was primarily due to the increase in HealthLink's general and administrative expenses, as previously described. Operating expenses for our other segment increased $0.2 million, or 4.1%, to $4.9 million in 2000 from $4.7 million in 1999.

Operating income (loss)

Operating income increased $25.5 million, or 91.1%, to $53.6 million in 2000 from $28.1 million in 1999.

Operating income for our underwritten segment increased $15.5 million to $10.6 million in 2000 from a loss of $4.9 million in 1999. The significant improvement was due to enrollment growth and improved pricing for our underwritten products.

Operating income for our self-funded segment increased $10.1 million, or 33.5%, to $40.3 million in 2000 from $30.2 million in 1999. This improvement is due primarily to HealthLink's continued profit growth from increased membership and regional expansion. HealthLink's operating income increased by $8.2 million in 2000 as compared to 1999. HealthLink's operating income is inclusive of $2.7 million and $2.8 million in 2000 and 1999, respectively, for amortization expenses related to goodwill and other intangible assets that were acquired through our acquisition of HealthLink in 1995.

Operating income for our other segment remained unchanged at $2.8 million in 2000 and 1999.

Net investment income

Net investment income increased $2.7 million, or 18.3%, to $17.4 million in 2000 from $14.7 million in 1999, as a result of comparatively higher cash and investment levels in 2000 as well as an increase of $0.8 million in net realized gains. Net investment income includes investment income in the form of interest and dividend income and net realized gains or losses from the sale of portfolio securities.

Other, net

Other, net expenses decreased $2.2 million, or 54.5%, to $1.9 million in 2000 from $4.1 million in 1999. Other, net includes interest expense, realized gains and losses from the sale of property and equipment, equity in unconsolidated affiliates, and other items. We realized a $0.7 million gain on the sale of our Southwest Missouri regional office building in May 2000. We relocated the employees and our operations to a larger leased facility within the same region. In addition, our share of the earnings of an unconsolidated affiliate, The EPOCH Group, L.C., increased $0.5 million, or 73.1%, to $1.2 million in 2000 from $0.7 million in 1999. Our interest expense decreased by $0.5 million to $3.8 million in 2000 from $4.3 million in 1999, primarily due to a reduction in the total amount of debt outstanding under our credit facility.

Minority interest in consolidated subsidiary

The charge for minority interest increased $3.0 million, or 89.6%, to $6.4 million in 2000 from $3.4 million in 1999, due to the increase in Old RightCHOICE's earnings in 2000 through the November 30, 2000 reorganization date as compared to Old RightCHOICE's earnings for the full year 1999. The charge for the minority interest relates to the public minority stockholders' interest in Old RightCHOICE's results of operations up to and including November 30, 2000, the date of our reorganization as further described in Note 1, "Organization" of the Notes to Consolidated Financial Statements. The public minority stockholders consisted of the holders of the 3.7 million class A common shares of Old RightCHOICE, which represented approximately 20% of the total outstanding shares of Old RightCHOICE.

Provision for income taxes

Our effective income tax provision rate was 39.4% and 39.9% for 2000 and 1999, respectively. Our effective tax provision rates for 2000 and 1999 were affected by non-deductible goodwill amortization, among other things. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon all the available evidence, we believe it is more likely than not that we will realize our deferred tax assets as of December 31, 2000, and, accordingly, no valuation allowance has been provided against such assets as of December 31, 2000.

Cumulative effect of accounting change

In the first quarter of 1999, we adopted the Accounting Standards Executive Committee Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The SOP requires that certain costs of start-up activities, including organization costs, should be expensed as incurred. Our adoption of this SOP resulted in a $1.3 million expense write-off ($1.1 million, net of tax) in 1999 relating to costs incurred in 1998 for legal, consulting, accounting and other fees related to our reorganization. We have reported the cumulative effect of this accounting change in our 1999 statement of income.

Net income

Net income increased $16.7 million, or 88.8%, to $35.5 million in 2000 from $18.8 million in 1999, as a result of the factors noted above. Basic and diluted earnings per share for 2000 were $2.33 and $2.27, respectively, compared to basic and diluted earnings per share for 1999 of $1.26 and $1.25, respectively. Basic and diluted earnings per share for the year ended December 31, 2000 are based upon weighted average shares outstanding of 15.3 million and 15.6 million, respectively. Basic and diluted earnings per share for the year ended December 31, 1999 are based upon weighted average shares outstanding of 15.0 million. The increase in weighted average shares outstanding in 2000 primarily relates to the effect of the reorganization on November 30, 2000 which resulted in the issuance of 3.7 million shares as further described in Note 1, "Organization" of the Notes to Consolidated Financial Statements. In addition, in 2000 the increase in weighted average shares outstanding assuming full dilution was primarily due to the aforementioned reorganization as well as the impact of the increase in our stock price during the year.

COMPARISON OF RESULTS FOR 1999 TO THE RESULTS FOR 1998

Revenues

Underwritten

Premium revenue increased $42.3 million, or 5.5%, to $817.5 million in 1999 from $775.2 million in 1998. As described below, components of premium revenue were affected by shifts in product mix, rate increases and other factors. As a result, such increase in premium revenue may not be indicative of future periods.

PPO premium revenue, including the Federal Employee Program, increased $22.5 million, or 8.2%, to $294.5 million in 1999 from $272.0 million in 1998 -- $30.3 million of this increase due to a 10.7% increase in net premium rates, partially offset by a $7.8 million decrease resulting from a 2.2% decrease in member months. Net premium rates increased due in part to our premium renewal rate increases, which are affected by changes in deductibles, the timing of group renewals throughout the year and product mix changes. We began offering PPO products in Illinois at the end of first quarter 1997. Included in the number of our underwritten PPO members are 14,248 PPO Illinois members as of December 31, 1999, an increase of 7,212 members from December 31, 1998. PPO premium revenue for the Federal Employee Program increased $5.0 million, or 6.4%, to $82.2 million in 1999 from $77.2 million in 1998. Federal Employee Program revenue typically fluctuates based on actual administrative costs incurred and claims submitted. A portion of the increase resulted from an increase in claims costs of $3.0 million. Additionally, as a result of a focused effort to recover administrative costs from prior years, which had not been reimbursed by the Federal Employee Program, we received $2.3 million in administrative cost reimbursement in 1999 related to administrative costs incurred in 1994 through 1998. We also received payments of $0.3 million in 1999 related to the achievement of superior service levels for the Federal Employee Program.

POS premium revenue, which includes our AllianceChoice group and individual products, increased $16.4 million, or 10.8%, to $167.4 million in 1999 from $151.0 million in 1998 -- $21.8 million of this increase due to a 14.6% increase in net premium rates, partially offset by a $5.4 million decrease resulting from a 3.3% decrease in member months. Net premium rates increased due in part to our premium renewal rate increases which are affected by changes in deductibles, the time of group renewals throughout the year and product mix changes.

HMO (including other POS) premium revenue increased $5.6 million, or 2.7%, to $211.9 million in 1999 from $206.3 million in 1998 -- $22.4 million of this increase due to a 10.0% increase in net premium rates, partially offset by a $16.8 million decrease resulting from a 6.6% decrease in member months. The Missouri Consolidated Health Care Plan comprised approximately 39,500 of our underwritten HMO members as of December 31, 1999. We have historically had a limited ability to increase premium rates for this large group. Membership in the Missouri Consolidated Health Care Plan increased by 6,277 members from December 31, 1998 to December 31, 1999. Excluding the Missouri Consolidated Health Care Plan, membership in our HMO products decreased over the same time period by 7,997 members, partially due to our pricing strategy.

Medicare supplement premium revenue decreased by $2.7 million, or 2.8%, to $92.3 million in 1999 from $95.0 million in 1998 -- $7.3 million of this decrease resulting from a 7.4% decrease in member months, partially offset by a $4.6 million increase due to a 5.0% increase in net premium rates. Membership in our Medicare supplement products decreased in part due to subscribers opting for competitors' Medicare-risk programs in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive benefits under a Medicare supplement program. These Medicare-risk programs have historically been offered at no additional cost to the member.

Managed indemnity premium revenue decreased by $4.0 million, or 49.9%, to $4.1 million in 1999 from $8.1 million in 1998, primarily as a result of a 55.4% decline in member months. Member month declines are consistent with our strategy to move toward more focused managed care products.

Other specialty services premium revenue, which is derived from our PPO and POS group pharmacy plans as well as our dental benefit plans, increased $4.7 million, or 10.9%, to $47.4 million in 1999 from $42.7 million in 1998 -- $7.3 million of this increase as a result of a 17.6% increase in net premium rates partially offset by a $2.6 million decrease resulting from a 5.7% decrease in member months. We do not include membership related to other specialty services in our total underwritten membership because these members are already counted as members of other underwritten medical products. Specialty product membership related to our pharmacy products increased slightly in 1999 as a result of growth in our related underwritten membership. The increase in membership for pharmacy products was offset by larger decreases in our dental product member months, which decreased by 22.4% due to competition from dental products that are priced below our dental product. The large net premium rate increases primarily relate to our pharmacy products and correspond to the high levels of prescription utilization and trends that our company, as well as the industry as a whole, have experienced in recent years.

Self-funded

Fees and other income from ASO, self-funded network services and life insurance commission revenues increased $16.4 million, or 19.1%, to $102.6 million in 1999 from $86.2 million in 1998. These increases are primarily due to increased 1999 revenues of $14.2 million from HealthLink, our network rental and managed care service subsidiary. HealthLink's increase in revenues was partially due to expansion into new territories as well as membership growth in HealthLink's managed health care and workers' compensation programs and increases in client access fees. Additionally, HealthLink's membership increases during this period included a transfer of approximately 10,000 members to HealthLink from our other self-funded plans. In addition, our BlueCard(R) PPO and National Account ASO revenues increased by $5.6 million in 1999 due to a 27.3% increase in member months. Administrative service revenue was reduced by the cancellation in June 1999 of an administrative fee contract for electronic data processing services resulting in a decrease to 1999 revenue of $1.0 million as compared to 1998.

Other income

Rental income related to non-affiliated tenants remained unchanged at $2.5 million in 1999 and 1998.

Operating expenses

Our medical cost ratio decreased to 82.5% in 1999 from 84.0% in 1998. The medical cost ratio in 1999 was lower compared to that in 1998 due in part to our pricing strategy, which resulted in an overall increase in the premium per member per month of approximately 10.7% in 1999 as compared to 1998. The medical expense on a per member per month basis increased by approximately 8.8% in 1999 as compared to 1998.

Commission expense increased by $1.1 million, or 3.4%, to $32.5 million in 1999 from $31.4 million in 1998. Our commission expense ratio decreased to 3.5% for 1999 compared to 3.6% in 1998.

General and administrative expenses, excluding depreciation and amortization, increased $7.3 million, or 4.5%, to $167.4 million in 1999 from $160.1 million in 1998. Our general and administrative expense ratio, excluding depreciation and amortization, decreased to 18.1% in 1999 compared to 18.5% in 1998. This increase in these expenses is partially attributable to HealthLink's geographic and member expansion efforts. In addition, we incurred general and administrative expenses of $3.8 million in 1999 for costs related to our reorganization which was completed on November 30, 2000. See description of the reorganization in Note 1, "Organization" of the Notes to Consolidated Financial Statements of Part II, Item 8, which is incorporated herein by reference.

Depreciation and amortization expenses decreased $2.1 million, or 9.5%, to $20.0 million in 1999 from $22.1 million in 1998. Amortization expenses for completed components of our information and operations strategy project decreased by $1.3 million in 1999 compared to 1998. The decrease in amortization for the information and operations strategy project is due in part to our change in the estimated useful life of the capitalized software from five to seven years.

Operating expenses for our underwritten segment increased $24.0 million, or 3.0%, to $822.9 million in 1999 from $798.9 million in 1998, due to an increase in health care service costs of $23.8 million in 1999 as compared to 1998. Operating expenses for our self-funded segment increased $6.0 million, or 9.1%, to $72.0 million in 1999 from $66.0 million in 1998. This increase was primarily due to an increase in HealthLink's general and administrative expenses of $6.6 million, as previously described. Operating expenses for our other segment decreased $0.1 million, or 1.1%, to $4.7 million in 1999 from $4.8 million in 1998.

Operating income (loss)

Operating income increased $29.8 million to $28.1 million in 1999 from a loss of $1.7 million in 1998. Pricing strategies, medical cost management, and controlled general and administrative expenses contributed to the increase in operating income in 1999.

Operating loss for our underwritten segment decreased $18.6 million, or 79.1%, to $4.9 million in 1999 from $23.5 million in 1998. The significant improvement is due to our aforementioned successful pricing strategies and cost management efforts.

Operating income for our self-funded segment increased $10.2 million, or 51.1%, to $30.2 million in 1999 from $20.0 million in 1998. This improvement is due primarily to HealthLink's continued profit growth from increased membership and regional expansion. HealthLink's operating income increased by $7.7 million in 1999 as compared to 1998. HealthLink's operating income is inclusive of $2.8 million and $2.8 million in 1999 and 1998, respectively, for amortization expenses related to goodwill and other intangible assets that were acquired through our acquisition of HealthLink in 1995. The improvement is also due in part to the increase in BlueCard(R) PPO and National Account membership, as previously described.

Operating income for our other segment increased $0.9 million, or 50.3%, to $2.8 million in 1999 from $1.9 million in 1998, due to the increased rent charged to our company by our real estate subsidiaries.

Net investment income

Net investment income decreased $1.2 million, or 7.5%, to $14.7 million for 1999 from $15.9 million in 1998, primarily as a result of a $1.1 million decrease in net realized gains.

Other, net

Other, net expenses decreased $0.7 million, or 15.0%, to $4.1 million in 1999 from $4.8 million in 1998, partially due to a reduction in the total amount of debt outstanding under our credit facility. In addition, our share of the earnings of The EPOCH Group, L.C. increased by $0.3 million in 1999 as compared to 1998.

Minority interest in consolidated subsidiary

The charge for minority interest increased $2.3 million, or 204.3%, to $3.4 million in 1999 from $1.1 million in 1998, due to the increase in Old RightCHOICE's earnings in 1999 as compared to Old RightCHOICE's earnings in 1998.

Provision for income taxes

Our effective income tax provision rate was 39.9% and 33.6% for 1999 and 1998, respectively. Our effective tax provision rates for 1999 and 1998 were affected by non-deductible goodwill amortization, among other things. Due to a change in the filing status for the state of Missouri during 1998, our 1999 and 1998 state income tax provisions were favorably impacted.

Cumulative effect of accounting change

In the first quarter of 1999, we adopted the Accounting Standards Executive Committee Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." As previously described, our adoption of this SOP resulted in a $1.3 million expense write-off ($1.1 million, net of tax) in 1999 relating to costs incurred in 1998 for legal, consulting, accounting and other fees related to the reorganization of the company. We have reported the cumulative effect of this accounting change in our 1999 statement of income.

Net income

Our net income for 1999 increased $13.6 million, or 264.2% to $18.8 million in 1999 from $5.2 million for 1998, as a result of the factors noted above. Basic and diluted earnings per share for 1999 were $1.26 and $1.25, respectively, compared to basic and diluted earnings per share for 1998 of $0.35 and $0.34, respectively. Basic and diluted earnings per share for the years ended December 31, 1999 and 1998 are based upon weighted average shares outstanding of 15.0 million.

Liquidity And Capital Resources

Our working capital as of December 31, 2000 was $143.4 million, an increase of $38.8 million from $104.6 million as of December 31, 1999. The increase is partially attributable to the net income of $35.5 million in 2000. Net income for 2000 includes the charge for public minority interest of $6.4 million. Depreciation and amortization expenses related to noncurrent assets was $20.6 million. We capitalized $9.0 million of costs for property and equipment purchases, $5.5 million of which relates to capitalized information and operations strategy development costs. We sold our Southwest Missouri regional office building in May 2000 for $3.6 million realizing a gain on sale of $0.7 million. Our unrealized depreciation of investments available for sale (net of tax) decreased (improved) by $3.0 million in 2000. In addition, during 2000, we repaid $8.0 million of the debt from our credit facility as well as $4.6 million of debt related to capital leases. We also paid approximately $13 million to The Missouri Foundation For Health in conjunction with our reorganization on November 30, 2000. The reorganization is described in Note 1, "Organization" of the Notes to Consolidated Financial Statements of Part II, Item 8, which is incorporated herein by reference.

Net cash provided by operations totaled $45.8 million for the year ended December 31, 2000 as compared to $58.4 million for the year ended December 31, 1999. For 2000, our net income was $35.5 million, which included $20.6 million of depreciation and amortization expenses and $7.3 million related to the net reduction in the Missouri Consolidated Health Care Plan contract loss reserve. In addition, receivables, accounts payable and accrued expenses, medical claims payable, and unearned premiums were affected by the timing of operating cash payments and receipts as well as changes in membership and premium rates and claims payments. Receivables increased by $36.8 million in part due to an increase of $9.3 million related to HealthLink receivables, rate increases related to our underwritten products, and other timing factors. This increase in receivables was offset in part by an increase in unearned premiums of $5.7 million. Accounts payable and accrued expenses increased by $14.5 million due to the timing of various operating cash payments and accruals. Medical claims payable increased by $4.9 million, or approximately 3.5%, due to the increase in the cost of health care services and an increase in underwritten membership, partially offset by our efforts to reduce our claims inventory.

We primarily invest our cash balances in fixed income securities. Our investment policies are designed to preserve principal, maximize yield and provide liquidity to meet anticipated obligations. Our available-for-sale securities primarily include fixed-rate government securities and corporate bonds as well as mortgage-backed and other asset-backed securities. We also have invested approximately $16.0 million in various equity index funds, the value of which was approximately $14.5 million, which represents 5.5% of the total value of our investments available for sale, as of December 31, 2000.

Under applicable state regulations, some of our subsidiaries are required to retain cash generated from their operations. After giving effect to these restrictions, we had approximately $64.4 million in cash and investments available for general corporate purposes without regulatory approval at December 31, 2000.

Our credit agreement requires that in 2001 we repay $6.0 million of the amount borrowed. To secure our obligations under the credit agreement, we have pledged to the lender the stock of our direct subsidiaries. In addition, the credit facility is currently scheduled to terminate on January 2, 2002 as described in
Note 10, "Long-term debt and commitments" of the Notes to Consolidated Financial Statements of Part II, Item 8 of this Annual Report. On March 28, 2001, we filed a registration statement with the Securities and Exchange Commission to offer for sale to the public shares of our common stock. If our offering is completed, we are required to use the net proceeds to reduce our borrowings under our credit agreement. Once repaid, there will be no further borrowings available under the credit agreement.

In 2001, we anticipate that we will expend approximately $13 million to $14 million, of which $8 million to $9 million will be capitalized, related to our information and operations strategy project. We anticipate that we will expend approximately $4 million to $5 million, of which approximately $2 million to $3 million will be capitalized, to prepare for compliance with the Health Insurance Portability and Accountability Act. We anticipate that we will expend approximately $2 million to $3 million, of which approximately $1 million to $2 million will be capitalized, on various internet initiatives. We expect to continue to pay annual license fees of approximately $1 million related to our licenses from the Blue Cross Blue Shield Association to use the Blue Cross and Blue Shield service marks. However, the amount of the license fees may vary from year to year based on our total revenue as compared to that of all Blue Cross and Blue Shield licensees as well as changes adopted by the Blue Cross Blue Shield Association to its overall formulas for computing the license fees.

Other than the commitments noted above and normal operating needs, we currently have no definitive material commitments for future use of our current or expected levels of available cash resources. We continually evaluate opportunities to expand our operations. Our expansion options may include additional acquisitions and internal development of new products and programs. Our available cash resources will remain primarily in interest-bearing investments until they are utilized for such purposes. We believe that we will have sufficient cash flow and cash available without regulatory approval to fund our expected capital expenditures described above in 2001.

MEDICAL COST INFLATION

Health care costs in the United States have increased more rapidly than the national consumer price index in recent years and that trend is expected to continue. Our pricing strategy is designed to anticipate medical cost trends. As an additional effort to lessen the impact of health care cost inflation on our premiums, we have implemented certain programs including the three-tier copayment levels for pharmacy coverages and various deductible and copayment options for medical coverages and programs such as the Physician Group Partners Program(R). However, we cannot provide any assurances that our efforts to reduce the impact of medical cost inflation will be effective or that premium increases will equal or exceed increasing health care costs.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, which would, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member's transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. We anticipate expending approximately $4 million to $5 million in 2001, of which approximately $2 million to $3 million will be capitalized, related to our efforts to comply with the electronic transaction code sets and provider identifier standards. We have not fully assessed the additional financial impact related to compliance with security and patient information privacy standards. Since issuing the standards in December 2000, the Department of Health and Human Services has postponed the effective date until April 2001 and the compliance date until April 2003, and provided for an additional comment period. In addition, final security regulations have not been issued. We believe, however, the additional financial impact could be material.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, as extended by SFAS No. 137. Earlier application of SFAS No. 133 is encouraged but should not be applied retroactively to financial statements of prior periods. We believe that the adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations. We have minimal use of derivatives as defined by SFAS No. 133 and do not use derivatives for hedging activities.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for Computer Software Developed For or Obtained For Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires preliminary stage project costs to be expensed as incurred. Once a project is in the application development stage, SOP 98-1 requires all external direct costs for materials and services and payroll and related fringe benefit costs to be capitalized and subsequently amortized over the estimated useful life of the project. The adoption of SOP 98-1 did not have a material impact on our financial position or results of operations.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that certain costs of start-up activities, including organization costs, should be expensed as incurred. We adopted SOP 98-5 in the first quarter of 1999 and this adoption resulted in a $1.3 million expense write-off ($1.1 million, net of tax) in 1999 relating to costs incurred in 1998 for legal, consulting, accounting and other fees related to the reorganization. We have reported the cumulative effect of this accounting change in our 1999 statement of income. In total, we expensed $2.0 million and $5.1 million (including the $1.3 million noted above) of costs in 2000 and 1999, respectively, related to the reorganization.

CONTINGENCIES

See description under the same caption in Note 13 of the Notes to Consolidated Financial Statements of Part II, Item 8, which is incorporated herein by reference.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INVESTMENTS AVAILABLE FOR SALE

Our available-for-sale securities are exposed to market risk from changes in interest rates, as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. See Note 4, "Investments available for sale," of the Notes to Consolidated Financial Statements for further breakdown of the available-for-sale securities. Our objective in managing interest rate risk is to meet the strategic operating needs by safeguarding principal, providing sufficient liquidity to meet business needs and realizing optimal real returns within acceptable risk levels, while at all times adhering to the restrictions of the Missouri and Illinois Departments of Insurance. Our management is responsible for recommending external portfolio managers, and our Finance and Investment Committee, comprised of certain members of our board of directors, is responsible for approving the selection of these external managers, including the specific portfolio guidelines and restrictions to be included in the management agreements. Our investment guidelines are generally conservative and are established with the expectation of receiving reasonable rates of return at reasonable levels of risk. Our management is also responsible for recommending the percentage distribution of the portfolio between short-term, fixed income, and equity investments for the Finance and Investment Committee's approval. Our objective is to diversify our portfolio to reduce volatility through exposure to various investment styles. Managers of each external portfolio are expected to exceed a specific index which is comparable to its style of management.

We classify our investments as available-for-sale. Accordingly, our investments are reported on our consolidated balance sheets at fair value. Changes in market interest rates or prices result in an unrealized gain or loss, which is included in the reported fair value of the recorded securities, with an offsetting amount (net of taxes) recorded in stockholders' equity, and no related or immediate impact to the results of operations. At December 31, 2000, we recorded a net unrealized loss of $1.6 million on these investments and the fair value of the securities could potentially decrease further, depending upon changes in market rates and other factors. As of December 31, 2000, we had $262.0 million invested in available-for-sale securities at fair value. The analyses below are based on $192.6 million of our available-for-sale fixed maturity securities that are managed externally, with a weighted-average yield to maturity of 6.33%. Our available-for-sale securities primarily include fixed-rate government securities and corporate bonds as well as mortgage-backed securities and other asset-backed securities. We also have approximately $16.0 million invested in various equity index funds, the value of which at December 31, 2000 was approximately $14.5 million. These funds utilize passive investment strategies that are designed to track the performance of a variety of published indices. The funds' total return may fluctuate, like stock prices generally, within a wide range. The remaining $54.9 million of our available-for-sale securities were not included in the analyses as the investments are primarily either internally managed or represent short-term securities or money market funds. The market risks related to these internally managed and short-term investments are not deemed to be material to the analyses presented below. A breakdown of the effective maturity and effective duration of the $192.6 million of externally managed fixed maturity investments is as follows:

 EFFECTIVE MATURITY (IN   % OF TOTAL HELD   EFFECTIVE DURATION   % OF TOTAL HELD
         YEARS)                                 (IN YEARS)
      0.00 - 0.99               8.0             0.00 -0.99             8.8
      1.00 - 2.99              20.4             1.00 -2.99            26.2
      3.00 - 4.99              28.1             3.00 -3.99            23.4
      5.00 - 9.99              36.1             4.00 -5.99            23.8
     10.00 -19.99               2.1             6.00 -7.99            12.2
     20.00 +                    5.3             8.00 +                 5.6

The following table shows the effect of changes in interest rates on our investment return, duration and market value. The analysis below incorporates the prepayment risk associated with our investments in callable securities as well as the optionality of our mortgage-backed and asset-backed securities. The analysis includes a 12-month projection of market values given the applicable changes in yields that we believe are reasonably possible in the near term from that which existed at year-end 2000 with the assumption that investment income is reinvested.

                              RETURN %
                     --------------------------
                                                                     CHANGE IN
   YIELD CHANGE                                     EFFECTIVE      MARKET VALUE
  (BASIS POINTS)     TOTAL     INCOME     PRICE      DURATION     (IN THOUSANDS)
         -200        10.88      4.33       6.55         3.12           $15,316
         -100         8.60      5.33       3.27         3.13             7,649
          -50         7.48      5.83       1.65         3.18             3,856
            0         6.33      6.33       0.00         3.26                 0
           50         5.16      6.82      -1.66         3.32           (3,875)
          100         3.99      7.32      -3.33         3.37           (7,781)
          200         1.73      8.31      -6.58         3.36          (15,388)

To summarize, a decrease in effective interest rates would result in an increase in the fair value of our portfolio with an offsetting increase (net of taxes) recorded in stockholders' equity. Alternatively, an increase in interest rates would result in a decrease in the fair value of our portfolio with an offsetting decrease (net of taxes) recorded in stockholders' equity. We cannot provide any assurances that actual changes in interest rates will have the effects as presented above, as this analysis includes various assumptions, and changes in these assumptions, as well as various other factors causing market volatility, could result in material differences from the figures presented above.

LONG-TERM DEBT

During 2000, we were exposed to changes in interest rates through our revolving credit facility with Bank of America National Association, formerly known as Bank of America National Trust and Savings Association, and another bank. This exposure was primarily linked to the adjusted London Interbank Offered Rate, known as LIBOR. Our debt under the credit agreement was subject to interest at 2.25% above the adjusted LIBOR and was adjusted monthly accordingly. A hypothetical 10% increase in the adjusted LIBOR would have increased our interest expense by approximately $0.3 million during 2000. At December 31, 2000, we had $26.1 million outstanding under the credit agreement. See Note 10, "Long-term debt and commitments," of the Notes to Consolidated Financial Statements for further information related to our credit agreement. In addition to denominating the borrowings under the credit agreement at the adjusted LIBOR plus 2.25%, we may, at our discretion, denominate borrowings as a base rate loan which bears interest at 1.25% above the higher of the latest federal funds rate plus 0.5% or the bank's reference rate, which approximates the prime rate. In either case, the applicable interest rate is subject to adjustment on a monthly basis. The maximum commitment of the credit agreement was reduced to $26.1 million as of December 31, 2000, with $2.0 million quarterly reductions scheduled through September 30, 2001, with the balance due January 2, 2002. In addition, mandatory reductions to the commitment, together with prepayments, are required upon the happening of extraordinary events, such as the issuance of debt or equity securities or the sale of a subsidiary. On March 28, 2001, we filed a registration statement with the Securities and Exchange Commission to offer for sale to the public shares of our common stock. If our offering is completed, we are required to use the net proceeds we receive to reduce our borrowings under the credit agreement. Once repaid, there will be no further borrowings available under the credit agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

                                                                                                   Page
Report of Independent Accountants.............................................................      66
Consolidated Balance Sheets as of December 31, 2000, and 1999.................................      67
Consolidated Statements of Income for the years ended
         December 31, 2000, 1999 and 1998.....................................................      68
Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 2000, 1999 and 1998.....................................................      69
Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998.....................................................      70
Notes to Consolidated Financial Statements....................................................      71
Report of Independent Accountants.............................................................      95
Financial Statement Schedule - Condensed Financial Information of Registrant..................      96

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the heading "Information About Nominees and Other Directors" (except the information set forth under the subcaptions thereunder, "Director Compensation" and "Meetings" and "Committees") and the information included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2001 is incorporated herein by reference.

Pursuant to General Instruction G(3) to Form 10-K, information as to executive officers of the company is set forth in Part I of this Form 10-K under separate caption.

                         ITEM 11. EXECUTIVE COMPENSATION

The information included under the headings "Executive Compensation and Other Information" (except the information set forth under the subcaptions thereunder, "Compensation Committee Report") and "Information About Nominees and Other Directors - Director Compensation" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2001 is incorporated herein by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

The information included under the heading "Ownership of Our Common Stock" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2001 is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the heading "Related Party Transactions" in the company's definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on June 8, 2001 is incorporated herein by reference.

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                   ON FORM 8-K

a)       The following documents are filed as part of this report:

1)       Financial Statements:

         The financial statements required to be filed as part of this Form 10-K Annual Report are set forth in the index in Part II, Item 8 of this report.

2)       Financial Statement Schedules:

                                                                            Page
         The schedule required to be filed as part of this report is as follows:

         I.       Condensed Financial Information of Registrant              96

Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or related notes thereto.

3)       Exhibits

      Number      Exhibit
      ------      -------

         2.1 Agreement and Plan of Reorganization, dated as of March 14, 2000, by and among Blue Cross and Blue Shield of Missouri, a Missouri nonprofit health services corporation, RightCHOICE Managed Care, Inc., a Missouri corporation, The Missouri Foundation For Health, a Missouri nonprofit public benefit corporation, and RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 2 of the Registrant's Registration Statement on Form S-4 (File No. 333-34750)).

         3.1 Certificate of Incorporation of RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 3(a) of the Registrant's Registration Statement on Form S-4 (File No. 333-34750)).

         3.2 Bylaws of RightCHOICE Managed Care, Inc., a Delaware corporation, as amended.

         4.1 Specimen of common stock certificate of RightCHOICE Managed Care, Inc., a Delaware corporation.

         4.2 Certificate of Incorporation of RightCHOICE Managed Care, Inc., a Delaware corporation (included in Exhibit 3.1).

         4.3 Bylaws of RightCHOICE Managed Care, Inc., a Delaware corporation, as amended (included in Exhibit 3.2).

         9.1 Voting Trust and Divestiture Agreement, dated as of November 30, 2000, by and among RightCHOICE Managed Care, Inc., a Delaware corporation, The Missouri Foundation For Health, a Missouri nonprofit public benefit corporation, and Wilmington Trust Company, a Delaware banking corporation, as trustee (incorporated by reference to Exhibit 9 of the Registrant's Registration Statement on Form S-4 (File No. 333-34750)).

         10.1 Blue Cross License Agreement, dated November 30, 2000, by and between the Blue Cross Blue Shield Association and RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

         10.2 Blue Shield License Agreement, dated November 30, 2000, by and between the Blue Cross Blue Shield Association and RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K) filed December 15, 2000).

         10.3 Missouri Blue Cross/Blue Shield License Addendum, dated as of November 30, 2000, by and between the Blue Cross Blue Shield Association and RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed December 15,
                  2000).

         10.4 Blue Cross Controlled Affiliate License Agreement, dated November 30, 2000, by and among RightCHOICE Managed Care, Inc., a Delaware corporation, Healthy Alliance Life Insurance Company and the Blue Cross Blue Shield Association (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

         10.5 Blue Shield Controlled Affiliate License Agreement, dated November 30, 2000, by and among RightCHOICE Managed Care, Inc., a Delaware corporation, Healthy Alliance Life Insurance Company and the Blue Cross Blue Shield Association (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

         10.6 Blue Cross Controlled Affiliate License Agreement, dated November 30, 2000, by and among RightCHOICE Managed Care, Inc., a Delaware corporation, HMO Missouri, Inc. and the Blue Cross Blue Shield Association (incorporated by reference to
                  Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

         10.7 Blue Shield Controlled Affiliate License Agreement, dated November 30, 2000, by and among RightCHOICE Managed Care, Inc., a Delaware corporation, HMO Missouri, Inc. and the Blue Cross Blue Shield Association (incorporated by reference to
                  Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

         10.8 Summary of Approved Changes to Blue Cross and Blue Shield Primary License Agreements.

         10.9 Summary of Approved Changes to Blue Cross and Blue Shield Controlled Affiliate License Agreements.

        10.10 Parental Guarantee of RightCHOICE Managed Care, Inc., a Delaware corporation, dated November 30, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

        10.11 Registration Rights Agreement, dated as of November 30, 2000, by and between RightCHOICE Managed Care, Inc., a Delaware corporation, and The Missouri Foundation For Health, a Missouri nonprofit corporation (incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

        10.12 Indemnification Agreement, dated as of November 30, 2000, by and between RightCHOICE Managed Care, Inc., a Delaware corporation, and The Missouri Foundation For Health, a Missouri nonprofit corporation (incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

        10.13 Share Escrow Agent Agreement, dated as of November 30, 2000, by and between RightCHOICE Managed Care, Inc., a Delaware corporation, and U.S. Trust Company, National Association, as share escrow agent (incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

        10.14 Amended and Restated Settlement Agreement, dated January 6, 2000, by and among Jeremiah W. "Jay" Nixon, Attorney General of the State of Missouri, the Missouri Department of Insurance and Keith A. Wenzel, its Director, Blue Cross and Blue Shield of Missouri, a Missouri nonprofit health services corporation, and RightCHOICE Managed Care, Inc., a Missouri corporation (incorporated by reference to Exhibit 10(a) of the Registrant's Registration Statement on Form S-4 (File No. 333-34750)).

        10.15 Settlement Agreement Notification and Confirmation of Fulfillment of Certain Obligations and Conditions, dated as of November 27, 2000, among Jeremiah W. "Jay" Nixon, Attorney General of the State of Missouri, the Missouri Department of Insurance and Keith A. Wenzel, its Director, Blue Cross and Blue Shield of Missouri, a Missouri nonprofit health services corporation, and RightCHOICE Managed Care, Inc., a Missouri corporation.

        10.16 Settlement Agreement, dated September 20, 1998, by and among the Director of Department of Insurance of the State of Missouri, Blue Cross and Blue Shield of Missouri, HMO Missouri, Inc. and Healthy Alliance Life Insurance Company (incorporated by reference to Exhibit 99(b) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed September 23, 1998).

        10.17 Letter Agreement, dated January 5, 2000, amending the Settlement Agreement, dated September 20, 1998, by and among the Director of the Department of Insurance of the State of Missouri, Blue Cross and Blue Shield of Missouri, HMO Missouri, Inc. and Healthy Alliance Life Insurance Company (incorporated by reference to Exhibit 99(b) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed on January 11, 2000).

        10.18 Settlement Agreement, dated September 20, 1998, by and among Jeremiah W. (Jay) Nixon, Attorney General, on behalf of the state of Missouri, Blue Cross and Blue Shield of Missouri, RightCHOICE Managed Care, Inc., HMO Missouri, Inc. d/b/a BlueCHOICE, Healthy Alliance Life Insurance Company and Preferred Health Plans of Missouri, Inc. (incorporated by reference to Exhibit 99(c) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed on September 23, 1998).


        10.19 Letter Agreement, dated January 4, 2000, amending the Settlement Agreement, dated September 20, 1998, by and among Jeremiah W. (Jay) Nixon, Attorney General, on behalf of the State of Missouri, Blue Cross Blue Shield of Missouri, RightCHOICE Managed Care, Inc., HMO Missouri, Inc. d/b/a BlueChoice, Healthy Alliance Life Insurance Company and Preferred Health Plans of Missouri, Inc. (incorporated by reference to Exhibit 99(c) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed on January 11, 2000).

        10.20 Settlement Agreement, dated September 20, 1998, by and among Healthy Alliance Life Insurance Company, the Director of Revenue of the State of Missouri and the Director of the Department of Insurance of the State of Missouri (incorporated by reference to Exhibit 99(d) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed on September 23, 1998).

        10.21 Letter Agreement, dated January 5, 2000, amending the Settlement Agreement, dated September 20, 1998, by and among Healthy Alliance Life Insurance Company, the Director of Revenue of the State of Missouri and the Director of the Department of Insurance of the State of Missouri (incorporated by reference to Exhibit 99(d) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed on January 11, 2000).

        10.22 RightCHOICE Managed Care, Inc., Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., a Missouri corporation (File No. 33-77798)).

        10.23 RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan (incorporated by reference to Exhibit 4(c) of the Registrant's Post-Effective Amendment No. 2 on Form S-8 to Registration Statement on Form S-4 (File No. 333-34750)).

        10.24 RightCHOICE Managed Care, Inc. Amended and Restated Nonemployee Directors' Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4(c) of the Registrant's Registration Statement on Form S-8 (File No. 333-51334)).

        10.25 RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 4(c) of the Registrant's Registration Statement on Form S-8 (File No. 333-51336)).

        10.26 RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated (incorporated by reference to Exhibit 10.22.1 to Form 10-K for the year ended December 31, 1999 of RightCHOICE Managed Care, Inc., a Missouri corporation).*

        10.27     Management Incentive Plan*

        10.28 Form of Indemnification Agreement between RightCHOICE Managed Care, Inc., a Missouri corporation, and its Directors and Officers (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., a Missouri corporation (File No. 33-77798)).

        10.29 List of Directors and Officers who have executed Indemnification Agreement.


        10.30 Executive Employment Agreement of John A. O'Rourke, dated February 27, 1997 (incorporated by reference to Exhibit 10.51 of Form 10-Q for the quarter ended September 30, 1997 of RightCHOICE Managed Care, Inc., a Delaware corporation).*

        10.31 First Amendment to Executive Employment Agreement of John A. O'Rourke, dated December 28, 1999 (incorporated by reference to Exhibit 10.45.1 of the Form 10-K for the year ended December 31, 1999 of RightCHOICE Managed Care, Inc., a Missouri Corporation).*

        10.32 Executive Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Sandra A. Van Trease, dated March 20, 2001.*

        10.33 Executive Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Angela F. Braly, dated March 15, 2001.*

        10.34 Executive Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Dr. John S. Seidenfeld, dated March 19, 2001.*

        10.35 Executive Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Michael Fulk, dated March 19, 2001.*

        10.36 Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Sandra A. Van Trease, dated March 20, 2001.*

        10.37 Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Angela F. Braly, dated March 15, 2001.*

        10.38 Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Dr. John J. Seidenfeld, dated March 19, 2001.*

        10.39 Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Michael Fulk, dated March 19, 2001.*

        10.40 Form of Executive Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and certain senior vice presidents of RightCHOICE Managed Care, Inc., a Delaware corporation.*

        10.41 List of senior vice presidents who have executed an Executive Severance Agreement.

        10.42 Form of Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and certain senior vice presidents of RightCHOICE Managed Care, Inc., a Delaware corporation.*

        10.43 List of senior vice presidents who have executed an Officer Severance Agreement.

        10.44 Form of Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and certain vice presidents of RightCHOICE Managed Care, Inc., a Delaware corporation.*

        10.45 List of vice presidents who have executed an Officer Severance Agreement.

        10.46 Form of Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Missouri corporation, and certain vice presidents of RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.54 of the Form 10-K for the year ended December 31, 1997 of RightCHOICE Managed Care, Inc., a Missouri corporation).*

        10.47 List of certain vice presidents of RightCHOICE Managed Care, Inc., a Delaware corporation, who have executed an Officer Severance Agreement with RightCHOICE Managed Care, Inc., a Missouri corporation.

        10.48     Amended and Restated Company/Subsidiaries Tax Allocation
                  Agreement.

        10.49     Amended and Restated State Income Tax Allocation Agreement.

        10.50 Amended and Restated Tax Allocation Agreement between RightCHOICE Managed Care, Inc., a Missouri corporation, and Blue Cross and Blue Shield of Missouri (incorporated by reference to Exhibit 10.5.1 of the Form 10-K for the year ended December 31, 1997 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.51 State Income Tax Allocation Agreement by and among Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc., a Missouri corporation (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended
                  September 30, 1999 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.52 Amended and Restated Administrative Services Agreement between Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc., a Missouri corporation (incorporated by reference to Exhibit 10.4.1 to the Form 10-K for the year ended December 31, 1997 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.53 Credit Agreement dated as of August 10, 1995 among RightCHOICE Managed Care, Inc., as the Borrower, Bank of America National Trust and Savings Association, as Administrative Agent, The Boatmen's National Bank of St. Louis, as Co-Agent and the other Financial Institutions Party thereto arranged by BA Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the year ended June 30, 1995 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.54 First Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.1 to the Form 10-K for the year ended December 31, 1995 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.55 Consent and Second Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.2 to the Form 10-K for the year ended December 31, 1995 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.56 Third amendment to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ending June 30, 1996 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.57 Fourth amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.4 to the Form 10-K for the year ended December 31, 1996 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.58 Fifth amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.5 to the Form 10-K for the year ended December 31, 1996 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.59 Sixth amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.6 to the Form 10-Q for the period ending September 30, 1997 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.60 Seventh amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.7 to the Form 10-Q for the period ending September 30, 1999 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.61 Lease between Forty-Four Forty-Four Forest Park Redevelopment Corporation and RightCHOICE Managed Care, Inc. dated January 1, 1995 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ending June 30, 1995 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.62 Building Services Agreement between Forty-Four Forty-Four Forest Park Redevelopment Corporation and RightCHOICE Managed Care, Inc. dated January 1, 1995 (incorporated by reference to
                  Exhibit 10.4 to the Form 10-Q for the period ending June 30, 1995 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.63 Network Rental Agreement, dated August 8, 1994, between RightCHOICE Managed Care, Inc. and Healthy Alliance Life Insurance Company (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1994 of RightCHOICE Managed Care, Inc., a Missouri Corporation).

         21.1     List of Subsidiaries of the Registrant.

         23.1 Consent of PricewaterhouseCoopers LLP with regard to the Registrants' Registration Statements on Form S-8, Registration Statement No. 333-34750, Registration Statement No. 333-51334, Registration Statement No. 333-51336, Registration Statement No. 333-53736).

* Document constitutes a management contract or compensatory plan or arrangement.

b)       Reports on Form 8-K:

The Registrant filed a report with the SEC on Form 8-K on December 15, 2000, regarding the completion of the Reorganization of Blue Cross and Blue Shield of Missouri, the Registrant, The Missouri Foundation for Health and RightCHOICE Managed Care, Inc. (a Missouri corporation) which occurred on November 30, 2000.

The Registrant filed a report with the SEC on Form 8-K/A on January 29, 2001. This amendment included certain financial statements and pro forma financial information which were not available at the time of the filing of the 8-K report that was filed on December 15, 2000.

c) See Exhibits listed in Item 14(a) hereof and the attached to this Form 10-K Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 27, 2001                         RightCHOICE Managed Care, Inc.

                                              By: /s/  JOHN A. O'ROURKE
                                                  ---------------------------
                                                  John A. O'Rourke
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                          Title                                    Date
         ---------                          -----                                    ----
/s/  JOHN A. O'ROURKE              Chairman of the Board                        March 27, 2001
-------------------------------    and Chief Executive Officer
John A. O'Rourke

/s/  SANDRA A. VAN TREASE          President, Chief Operating                   March 27, 2001
-------------------------------    Officer and Chief Financial
Sandra A. Van Trease               Officer (Principal Financial Officer)


/s/  STUART K. CAMPBELL            Senior Vice President, Finance               March 27, 2001
-------------------------------    (Principal Accounting Officer)
Stuart K. Campbell

/s/  WILLIAM H. T. BUSH             Director                                    March 27, 2001
-------------------------------
William H. T. Bush

/s/ EARLE H. HARBISON, JR.          Director                                    March 27, 2001
-------------------------------
Earle H. Harbison, Jr.

/s/ ROGER B. PORTER, PH.D.          Director                                    March 27, 2001
-------------------------------
Roger B. Porter, Ph.D.

/s/  WILLIAM J. SCHICKER            Director                                    March 27, 2001
-------------------------------
William J. Schicker

/s/    GLORIA W. WHITE              Director                                    March 27, 2001
-------------------------------
Gloria W. White

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of RightCHOICE Managed Care, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly in all material respects, the financial position of RightCHOICE Managed Care, Inc., and its subsidiaries ("RightCHOICE") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of RightCHOICE's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP
--------------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 9, 2001

                         RIGHTCHOICE MANAGED CARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                (in thousands, except shares and per share data)

                                                                                       DECEMBER 31,
                                ASSETS                                            2000             1999
                                                                                  ----             ----
Current assets:
     Cash and cash equivalents............................................       $56,026          $63,477
     Investments available for sale, at market value......................       262,039          228,053
     Receivables, net of allowances.......................................       132,260           95,460
     Deferred income taxes................................................        10,430            9,874
     Other assets.........................................................        18,798           29,029
                                                                                --------         --------
          Total current assets............................................       479,553          425,893
Property and equipment, net...............................................       110,010          117,406
Deferred income taxes.....................................................         5,413            3,493
Investments in affiliates.................................................         6,475            5,905
Goodwill and intangible assets, net.......................................        91,963           71,981
                                                                                --------         --------
          Total assets................................................ ...      $693,414         $624,678
                                                                                ========         ========

        LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Medical claims payable...............................................      $145,980         $141,037
     Unearned premiums....................................................        69,073           63,368
     Accounts payable and accrued expenses................................        88,720           74,102
     Current portion of long-term debt....................................         6,000            8,000
     Reserve for loss contract............................................                          7,259
     Obligations for employee benefits....................................         1,574            1,577
     Income taxes payable.................................................        20,938           21,853
     Obligations under capital leases.....................................         3,883            4,071
                                                                                --------         --------
          Total current liabilities.......................................       336,168          321,267
Long-term debt............................................................        20,063           26,063
Obligations for employee benefits.........................................        29,554           27,449
Obligations under capital leases..........................................         4,860            5,179
                                                                                --------         --------
          Total liabilities...............................................      $390,645         $379,958
                                                                                --------         --------

Minority interest in consolidated subsidiary..............................                         30,996
                                                                                --------         --------

Stockholders' equity:
     Preferred stock, $0.01 par, 25,000,000 shares authorized,
          no shares issued and outstanding................................
     Common stock, $0.01 par, 225,000,000 shares authorized,
          18,696,040 and 0 shares issued, 18,678,503 and 0
          shares outstanding, respectively................................           187
     Net assets available for the benefit of members......................                        217,281
     Additional paid-in capital...........................................       300,317
     Retained earnings....................................................         3,976
     Treasury stock, 17,537 and 0 shares, respectively, at cost ..........         (234)
     Accumulated other comprehensive loss.................................       (1,477)          (3,557)
                                                                                --------         --------
          Total stockholders' equity......................................       302,769          213,724
                                                                                --------         --------
          Total liabilities, minority interest and stockholders' equity ..
                                                                                $693,414         $624,678
                                                                                ========         ========

          See accompanying Notes to Consolidated Financial Statements.

                         RIGHTCHOICE MANAGED CARE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except shares and per share data)

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                     2000             1999           1998
                                                                     ----             ----           ----
Revenues:
   Premium                                                          $939,284        $817,544       $775,159
   Fees and other income......................................       121,526         105,075         88,608
                                                                   ---------         -------        -------
             Total revenues...................................     1,060,810         922,619        863,767
                                                                   ---------         -------        -------

Operating expenses:
   Health care services......................................        768,456         674,602        650,834
   Commissions...............................................         36,525          32,505         31,436
   General and administrative (excludes depreciation and
     amortization)...........................................        181,632         167,419        160,146
   Depreciation and amortization.............................         20,556          20,028         22,130
   Non-recurring charges.....................................                                           900
                                                                   ---------         -------        -------
             Total operating expenses........................      1,007,169         894,554        865,446
                                                                   ---------         -------        -------
Operating income (loss)......................................         53,641          28,065        (1,679)
                                                                   ---------         -------        -------

Investment income:
   Interest and dividends....................................         17,202          15,262         15,329
   Realized gains (losses), net..............................            247           (516)            619
                                                                   ---------         -------        -------
             Total investment income, net....................         17,449          14,746         15,948
                                                                   ---------         -------        -------

Other:
   Interest expense..........................................        (3,798)         (4,344)        (4,541)
   Other income (expense), net...............................          1,941             259          (266)
                                                                   ---------         -------        -------
             Total other, net................................        (1,857)         (4,085)        (4,807)
                                                                   ---------         -------        -------

Income before minority interest, provision for income taxes
   and cumulative effect of accounting change...............          69,233          38,726          9,462

Minority interest in consolidated subsidiary................         (6,422)         (3,387)        (1,113)

Provision for income taxes..................................        (27,285)        (15,442)        (3,181)
                                                                   ---------         -------        -------

Income before cumulative effect of accounting change........
                                                                     35,526           19,897          5,168

Cumulative effect of accounting change......................                         (1,076)
                                                                    -------          -------         ------

Net income..................................................        $35,526          $18,821         $5,168
                                                                    =======          =======         ======

Weighted average common shares outstanding..................      15,276,221      14,962,500     14,962,500
Potential dilutive common shares............................         346,874          43,438         17,924

Basic earnings per share....................................           $2.33           $1.26          $0.35
                                                                       =====           =====          =====

Diluted earnings per share..................................           $2.27           $1.25          $0.34
                                                                       =====           =====          =====

          See accompanying Notes to Consolidated Financial Statements.

                         RIGHTCHOICE MANAGED CARE, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                           NET ASSETS       ACCUMULATED
                                                      ADDITIONAL                           AVAILABLE           OTHER
                                             COMMON    PAID IN     RETAINED   TREASURY   FOR THE BENEFIT   COMPREHENSIVE
                                              STOCK    CAPITAL     EARNINGS    STOCK       OF MEMBERS       INCOME (LOSS)   TOTAL
===================================================================================================================================
Balance at December 31, 1997                                                                $193,287           $1,436      $194,723

Comprehensive income:

  Net income                                                                                   5,168                          5,168

  Change in unrealized appreciation
  on available-for-sale securities, net
  of income tax benefit of $147 and net
  of minority interest benefit of $57                                                                            (240)         (240)

  Minimum pension liability adjustment,
  net of income tax benefit of $40 and
  net of minority interest benefit of $73                                                                        (297)         (297)

Comprehensive income                                                                                                          4,631

Other                                                                                              6                              6

Balance at December 31, 1998                                                                 198,461              899       199,360
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:

  Net income                                                                                  18,821                         18,821

  Change in unrealized appreciation
  on available-for-sale securities, net
  of income tax benefit of $3,198 and
  net of minority interest benefit
  of $1,108                                                                                                    (4,516)       (4,516)

  Minimum pension liability adjustment,
  net of income tax provision of $40
  and net of minority interest charge
  of $15                                                                                                           60            60

Comprehensive income                                                                                                         14,365

Other                                                                                             (1)                            (1)

Balance at December 31, 1999                                                                 217,281           (3,557)      213,724
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:


    Net income                                                        3,976                   31,550                         35,526

    Change in unrealized depreciation
    on available-for-sale securities, net
    of income tax provision of $1,744 and
    net of minority interest charge of $397                                                                     2,616         2,616

    Minimum pension liability adjustment,
    net of income tax benefit of $33                                                                              (63)          (63)

Comprehensive income                                                                                                         38,079

Other                                                                                            118                            118

Payment to The Missouri Foundation
For Health                                                                                   (12,780)                       (12,780)

Issuance of common stock pursuant
to the Reorganization                          187      300,277                  (490)      (236,169)            (473)       63,332

Common shares issued under the
company's stock option plan subsequent
to the Reorganization                                        40                   256                                           296

Balance at December 31, 2000                  $187     $300,317      $3,976     $(234)            $0          $(1,477)     $302,769
===================================================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                         RIGHTCHOICE MANAGED CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                                        2000           1999           1998
                                                                                        ----           ----           ----
Cash flows from operating activities:
    Net income.................................................................        $35,526        $18,821        $5,168
    Adjustments to reconcile net income to net cash provided by operating activities:
    (Benefit) provision for deferred income taxes..............................        (4,186)          1,298         1,449
    Depreciation and amortization..............................................         20,556         20,028        22,130
    (Gain) loss on sale of property and equipment..............................          (655)            514            53
    Undistributed (earnings) losses of affiliates..............................          (570)          (176)            48
    (Gain) loss on sale of investments.........................................          (247)            516         (619)
    Accretion of discounts and amortization of premiums, net...................          (151)             28           611
    Minority interest in consolidated subsidiaries...........................            6,422          3,387         1,113
(Increase) decrease in certain assets, net of effects from investment in affiliates:
    Receivables from members...................................................       (36,800)        (7,142)      (10,519)
    Other assets...............................................................          6,454          1,380       (4,877)
Increase (decrease) in certain liabilities, net of effects from investment in affiliates:
    Medical claims payable.....................................................          4,943         18,813       (5,125)
    Unearned premiums..........................................................          5,705          6,322       (1,227)
    Accounts payable and accrued expenses......................................         14,522        (5,572)        12,062
    Reserve for loss contract..................................................        (7,259)        (9,052)       (9,052)
    Obligations for employee benefits..........................................          2,102          1,106         2,227
    Income taxes payable.......................................................          (576)          8,124           103
                                                                                         -----          -----           ---
Net cash provided by operating activities......................................         45,786         58,395        13,545
                                                                                        ------         ------        ------
Cash flows from investing activities:
    Proceeds from matured investments:
       Fixed maturities........................................................         78,384         20,673        20,359
    Proceeds from investments sold:
       Fixed maturities........................................................        163,994        181,280       273,591
       Equity securities.......................................................         21,820          1,232
       Other...................................................................          2,747            101         9,866
    Investments purchased:
       Fixed maturities........................................................      (261,519)      (219,325)     (282,674)
       Equity securities.......................................................       (26,103)       (10,034)         (548)
       Other...................................................................        (2,054)          (489)         (796)
    Investment in other affiliates, net of cash acquired.......................                                       3,444
    Proceeds from property and equipment sold..................................          3,597             24         2,051
    Property and equipment purchased...........................................        (9,000)        (6,785)      (14,168)
                                                                                      --------       --------       -------
Net cash (used in) provided by investing activities............................       (28,134)       (33,323)        11,125
                                                                                      --------       --------       -------
Cash flows from financing activities:
    Payments of long-term debt.................................................        (8,000)        (9,000)       (3,937)
    Payments of capital lease obligations......................................        (4,618)        (4,550)       (5,247)
    Payment to Foundation.....................................................        (12,780)
    Other financing activities.................................................            295              2            16
                                                                                      --------       --------       -------
Net cash used in financing activities..........................................       (25,103)       (13,548)       (9,168)
                                                                                      --------       --------       -------
Net (decrease) increase in cash and cash equivalents...........................        (7,451)         11,524        15,502
Cash and cash equivalents at beginning of year.................................         63,477         51,953        36,451
                                                                                       -------        -------       -------
Cash and cash equivalents at end of year.......................................        $56,026        $63,477       $51,953
                                                                                       =======        =======       =======
Supplemental disclosure of cash information:
    Interest paid..............................................................         $3,785         $4,344        $4,729
    Income taxes paid (refund received), net...................................         32,047          5,790         (651)
Supplemental schedule of noncash investing and financing activities:
    Equipment acquired through capital leases..................................         $4,776         $7,631        $4,325
    Disposal of equipment under capital leases.................................            665          2,143           675
    Acquisition of minority stockholders' interest in Old RightCHOICE (see note 1)

          See accompanying Notes to Consolidated Financial Statements.

                         RIGHTCHOICE MANAGED CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.       ORGANIZATION

RightCHOICE Managed Care, Inc. (RightCHOICE or the company), a Delaware corporation, is the largest provider of health care benefits in the state of Missouri in terms of members. The company offers a comprehensive array of managed health care products and services, including preferred provider organizations (PPO), point of service (POS), health maintenance organizations
(HMO), Medicare supplement, specialty managed care, short-term medical and managed indemnity benefit plans, third-party administrator (TPA) services, administrative services only (ASO), network rental services and life insurance agency services. The company offers these products and services to large and small employers as well as individuals.

On November 30, 2000, the company completed a series of transactions (collectively, the Reorganization) pursuant to the Agreement and Plan of Reorganization, dated as of March 14, 2000 (the Reorganization Agreement), by and among Blue Cross and Blue Shield of Missouri (BCBSMo), RightCHOICE Managed Care, Inc., a Missouri corporation (Old RightCHOICE), The Missouri Foundation For Health (the Foundation), and RightCHOICE. In connection with the Reorganization, (a) BCBSMo transferred its insurance contracts and associated assets and liabilities to Healthy Alliance Life Insurance Company, a subsidiary of Old RightCHOICE, (b) BCBSMo converted from a Missouri non-profit non-stock health services corporation to a Missouri for-profit stock corporation by amending its charter documents, (c) BCBSMo then issued one share of its common stock to the Foundation, (d) BCBSMo reincorporated as a Delaware corporation by merging with RightCHOICE, which the Foundation owned at the time, and (e) Old RightCHOICE merged with RightCHOICE with RightCHOICE emerging as the surviving corporation in the merger. The last step of this transaction resulted in the following: (a) the class A stockholders of Old RightCHOICE received an equal number of shares of RightCHOICE in exchange for their shares of Old RightCHOICE,
(b) each outstanding share of class B common stock was cancelled, and (c) the one outstanding share of RightCHOICE common stock owned by the Foundation was converted into 14,962,500 shares of RightCHOICE common stock. Also, immediately prior to the Reorganization, BCBSMo paid $12.8 million to the Foundation in partial satisfaction of claims by various parties.

RightCHOICE accounted for the Reorganization in a manner similar to a pooling of interests transaction except for (1) the class A stockholders' exchange of their minority ownership of Old RightCHOICE class A common stock for RightCHOICE common stock and (2) the exchange of options to purchase shares of Old RightCHOICE class A common stock for options to purchase shares of RightCHOICE common stock. RightCHOICE accounted for these exchanges of shares and options as a purchase. In connection with this purchase accounting treatment, RightCHOICE recorded goodwill and intangible assets of $25.3 million as of November 30, 2000, the effective date of the Reorganization. In addition, upon issuance of the RightCHOICE shares to the minority stockholders of Old RightCHOICE, the minority stockholders' interest in the net assets of Old RightCHOICE of $38.0 million was eliminated from the Consolidated Balance Sheet. The net change to stockholders' equity due to the Reorganization is a combination of these two items - goodwill and intangible asset recognition and minority interest elimination - which total $63.3 million.

Upon completion of the Reorganization on November 30, 2000, there were 18,659,300 outstanding common shares of RightCHOICE, of which 14,962,500 shares (or approximately 80%) were held beneficially by the Foundation. As of December 31, 2000, there were 18,678,503 shares outstanding of which 14,962,500 shares (or approximately 80%) were held beneficially by the Foundation. The Foundation had approximately 80% of the voting power of RightCHOICE at December 31, 2000, although a voting trust holds approximately 94% of the Foundation's shares which the Foundation will vote and sell as required by the voting trust and divestiture agreement.

RightCHOICE has not issued shares of its authorized preferred stock. In addition, RightCHOICE provides certain guarantees relating to the financial stability of certain affiliates.

See Note 17 for unaudited pro forma combined condensed financial statements related to the Reorganization referred to above.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of the accompanying Consolidated Financial Statements. Such policies are in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of RightCHOICE and its subsidiaries after elimination of all significant intercompany transactions. These subsidiaries include Healthy Alliance Life Insurance Company (HALIC), HMO Missouri, Inc. (BlueCHOICE), Diversified Life Insurance Agency of Missouri, Inc., C&S Properties, Inc., Forty-Four Forty-Four Forest Park Redevelopment Corporation, and R&P Realty, Inc., all Missouri corporations, and HealthLink, Inc. (HealthLink) and RightCHOICE Insurance Company (RIC), both Illinois corporations. In addition, HealthLink owns HealthLink HMO, Inc. (HealthLink
HMO), a Missouri corporation. Investments in business entities in which the company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. Other investments are accounted for by the cost method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with an original maturity of three months or less when purchased.

INVESTMENTS AVAILABLE FOR SALE

Unaffiliated investments with readily determinable fair values have been classified as available-for-sale. Unrealized gains and losses are computed on the basis of specific identification and are included as other comprehensive income in the stockholders' equity section of the balance sheet, net of applicable deferred income taxes. Realized gains and losses on the disposition of investments are included in investment income. The specific identification method is used in computing the cost of debt and equity securities sold. In addition, the company evaluates its portfolio of investments to determine whether declines in value are temporary or permanent. A decline in value of an investment security that is deemed to be permanent is recorded as a realized loss in the period that the determination is made.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the estimated useful life of the respective assets, ranging from 30 years for buildings, 3 to 10 years for furniture and equipment, 3 to 7 years for capitalized software development costs, and 5 to 10 years for leasehold improvements.

Improvements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings. RightCHOICE also capitalizes purchased and internally developed software costs to the extent they are expected to benefit future operations. Software amortization of such costs commences when specific components are operational. Unamortized software development cost as of December 31, 2000 and 1999 was $30,541 and $31,715, respectively. Software amortization expense for the years ended December 31, 2000, 1999, and 1998, was $6,847, $6,407, and $7,701,
respectively.

CHANGE IN ESTIMATE

Based upon management's periodic review of the useful lives of its various assets, RightCHOICE's estimate of the useful life of various modules of its capitalized software changed from 5 years to 7 years, effective with the beginning of 1999. The change relates to the software capitalized as part of the company's information and operations strategy (IOS). This IOS software will continue to replace the company's core operating systems for enrollment, billing, claims payment, and customer service. Management believes that this change will more appropriately match the amortization expense of the software with the periods in which the software will be utilized. This change in estimate on an after-tax basis and net of minority interest resulted in an increase to RightCHOICE's net income and earnings per share for 2000 and 1999 of approximately $1.9 million or $0.13 per share (basic) and $0.12 per share (diluted), and $1.9 million or $0.13 per share (basic and diluted), respectively.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets represent the excess of cost over the fair market value of net assets acquired in purchase transactions. Gross goodwill and intangible assets (excluding related accumulated amortization) was $109,324 and $86,349 as of December 31, 2000 and 1999, respectively, and is amortized on a straight-line basis over periods not exceeding 40 years. Gross goodwill is inclusive of $25,296 of goodwill and intangible assets relating to the Reorganization, as previously described. The intangible assets include the Blue Cross and Blue Shield names and service marks (assigned value of $6,512 and estimated useful life of 40 years), subscriber relationships ($12,522 and 14 years), assembled workers ($2,755 and 8 years), and provider relationships ($2,004 and 23 years). The goodwill of $1,503 related to the Reorganization is amortized over 20 years while the $74,137 of goodwill related to the purchase of HealthLink in 1995 is amortized over 40 years. All other goodwill and intangible assets are amortized over periods not exceeding 10 years. Accumulated amortization on goodwill and intangible assets as of December 31, 2000 and 1999 was $17,361 and $14,370, respectively. Accumulated amortization of the goodwill and intangible assets related to the Reorganization was $130 as of December 31, 2000. Accumulated amortization of the HealthLink goodwill was $10,039 and $8,186 as of December 31, 2000 and 1999, respectively. Amortization expense of the goodwill and other intangibles aggregated $2,991, $2,903, and $2,924 in 2000, 1999, and 1998, respectively, and includes the amortization of the goodwill and intangible assets related to the Reorganization of $130 in 2000 and the amortization of the goodwill and intangible assets related to the purchase of HealthLink of $2,728, $2,769, and $2,769, in 2000, 1999, and 1998, respectively.

RightCHOICE reviews the carrying value of goodwill, intangibles and other long-lived assets including software for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review is performed by comparing estimated undiscounted future cash flows from use of the asset to the recorded value of the asset.

MEDICAL CLAIMS PAYABLE

In addition to the liability for processed but unpaid claims at period-end, RightCHOICE provides for the estimated amount of liability arising from medical care provided to members, net of coordination of benefit refunds, for claims still in process, as well as undischarged and unreported claims. This estimate is based on current membership statistics, claim run-off patterns and certain actuarial formulas. The liability includes estimated processing expenses relating to such claims. Such estimates are subject to revision. Management believes, however, that these estimates reasonably approximate actual costs.

REINSURANCE

In the normal course of business, RightCHOICE's subsidiaries cede insurance to other unrelated insurance carriers on an excess loss or quota share basis. RightCHOICE's subsidiaries engage in such reinsurance activity to limit losses from large exposures and to permit recovery of a portion of direct losses. The company expensed $302, $1,060, and $1,042 for the years ended December 31, 2000, 1999, and 1998, respectively, for costs related to this stop loss coverage. Recoveries in these years were not significant. In 2000, the company eliminated its excess loss reinsurance coverage for its HALIC subsidiary due to the ability of HALIC to manage its own large claim exposure. RightCHOICE and its HALIC subsidiary also are parties to a network access and reinsurance agreement with Blue Cross and Blue Shield of Kansas City (BCBSKC). As a result of the agreements, members of either plan who are enrolled through statewide employers or associations are able to use the provider network of the Blue Cross and Blue Shield company where they live. The net impact of these reinsurance activities is not significant to the Consolidated Financial Statements.

INCOME TAXES

RightCHOICE utilizes the asset and liability method of accounting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

RightCHOICE, along with its subsidiaries, files consolidated federal and Missouri state income tax returns. In accordance with the federal tax-sharing agreement of the consolidated group, federal income tax expense is allocated to RightCHOICE and its subsidiaries based upon the consolidated income generated by RightCHOICE and its subsidiaries.

DIVIDEND RESTRICTIONS

Missouri and Illinois insurance laws and regulations provide certain restrictions on the payment of dividends by insurance companies and health maintenance organizations in a holding company system. The Missouri and Illinois Directors of Insurance may bring an action to enjoin or rescind the payment of any dividend or distribution that would cause the insurer's statutory surplus to be unreasonable or inadequate. The maximum amount available as of January 1, 2001 for payment of dividends to RightCHOICE by HALIC without the prior approval of the Missouri Director of Insurance was approximately $16 million. Our remaining insurance subsidiaries did not have a significant amount of dividends available for payment without prior approval. HealthLink, which is not an insurance company or HMO, is not subject to these restrictions.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. Share and per share data for all periods presented give effect to the Reorganization in a manner similar to a stock split (i.e., as if the 14,962,500 shares of RightCHOICE existed for all prior periods before the reorganization was completed in place of the one share of RightCHOICE that the Foundation owned prior to the reorganization). Because the Reorganization was accounted for in a manner similar to a pooling of interests, except for the exchange of the 3.7 million common shares held by the minority stockholders of Old RightCHOICE and the exchange of options to purchase shares of Old RightCHOICE for options to purchase shares of RightCHOICE, the weighted average shares outstanding used for computing the 1999 and 1998 earnings per share consist only of the 14,962,500 shares owned by the Foundation as of November 30, 2000. For 2000, weighted average shares outstanding consist of the 14,962,500 shares through November 30, 2000, the date of the Reorganization, plus one month of approximately 18.7 million shares outstanding to reflect the issuance of 3.7 million shares of RightCHOICE to the former minority stockholders of Old RightCHOICE on that date. There were 346,874, 43,438, and 17,924 dilutive potential common shares for 2000, 1999, and 1998, respectively.

CONCENTRATION OF CREDIT RISK

RightCHOICE primarily conducts business in the state of Missouri, and a significant portion of its customer base is concentrated with companies that are located in the metropolitan St. Louis area. No single customer generates in excess of 10% of RightCHOICE's total revenue.

RightCHOICE invests its excess cash in interest-bearing deposits with major banks, commercial paper and money market funds. Although a majority of the cash accounts exceed the federally insured deposit amount, management does not anticipate non-performance by the other parties. Management reviews the stability of these institutions on a periodic basis.

Investments principally include U.S. Treasury and agency bonds and fixed maturity bonds in a variety of companies A-rated or better by nationally recognized rating services. Investments in life insurance contracts consist primarily of flexible premium variable life products, invested in managed bond and equity funds, purchased from an insurance company that has an A.M. Best rating of A+. Such credit ratings are routinely reviewed by management.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount for cash and cash equivalents, receivables, and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of investments available for sale at December 31, 2000, and 1999, determined based upon quoted market prices, is disclosed in Note
4. The carrying amount of the long-term debt approximates fair value as the underlying instruments have variable interest rates at market value (see Note
10).

REVENUE RECOGNITION AND UNEARNED PREMIUMS

For the majority of members, premiums are billed in advance of coverage periods. For all other members, premiums are billed based on actual incurred claims or other contractual arrangements. Premiums are recognized when the payor is obligated to pay and are recorded as earned revenue over the period to which health care coverage relates. Amounts billed but unearned are recorded as unearned premiums. RightCHOICE's TPA and ASO self-funded program revenue is earned as services are performed and the payor is obligated to pay and consists of administrative fees for services provided to third parties, including management of medical services, claims processing and access to provider networks. Under TPA and ASO contracts, self-funded employers retain the full risk of financing benefits. Funds received from employers are equal to amounts required to fund benefit expenses and administrative fees, and are shown net in the financial statements. Net revenue for these programs is reflected in fees and other income. RightCHOICE's TPA and ASO self-funded programs do not involve the assumption of significant insurance or credit risks; therefore, revenue from these programs is reflected in fees and other income. During the years ended December 31, 2000, 1999, and 1998, RightCHOICE received reimbursements for claims paid of $204,705, $161,860, and $131,898, respectively, from TPA and ASO self-funded groups.

NON-RECURRING CHARGES

During the fourth quarter of 1998, RightCHOICE recorded a $0.9 million charge related to the reduction of its workforce.

RECLASSIFICATIONS

Certain reclassifications have been made to the Consolidated Financial Statements for 1998 and 1999 to conform to the 2000 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, as extended by SFAS No. 137. Earlier application of SFAS No. 133 is encouraged but should not be applied retroactively to financial statements of prior periods. RightCHOICE believes that the adoption of SFAS No. 133 will not have a material impact on RightCHOICE's financial position or results of operations. The company has minimal use of derivatives as defined by SFAS No. 133 and does not use derivatives for hedging activities.

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting for Computer Software Developed For or Obtained For Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP requires preliminary stage project costs to be expensed as incurred. Once a project is in the application development stage, the SOP requires all external direct costs for materials and services and payroll and related fringe benefit costs to be capitalized, and subsequently amortized over the estimated useful life of the project. The adoption of SOP 98-1 did not have a material impact on RightCHOICE's financial position or results of operations.

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP requires that certain costs of start-up activities, including organization costs, should be expensed as incurred. RightCHOICE adopted SOP 98-5 in the first quarter of 1999 and this adoption resulted in a $1.3 million expense write-off ($1.1 million, net of tax) in 1999 relating to costs incurred in 1998 for legal, consulting, accounting and other fees related to the Reorganization as described in Note 1, "Organization." The company has reported the cumulative effect of this accounting change in the 1999 Statement of Income. In total, the company expensed $2.0 million and $5.1 million (including the $1.3 million noted above) of costs in 2000 and 1999, respectively, related to the Reorganization.

3.       COMPREHENSIVE INCOME

The components of other comprehensive income related to the unrealized gains or losses on RightCHOICE's available-for-sale securities for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    2000          1999         1998
                                                                                    ----          ----         ----
Unrealized holding gains (losses) arising during period, net of taxes
    and minority interest...................................................        $2,756       $(4,853)     $1,728
Less:  reclassification adjustment for (gains) losses included in net
    income, net of taxes....................................................          (140)          337      (1,968)
                                                                                   --------     ---------     -------
Net unrealized gains (losses) on securities, net of taxes and minority
    interest................................................................        $2,616       $(4,516)      $(240)
                                                                                   ========     =========     =======

The components of accumulated other comprehensive income on the Consolidated Balance Sheets include unrealized net (depreciation) appreciation of investments as well as a minimum pension liability adjustment. The unrealized net depreciation of investments, net of taxes and minority interest, was $1,119 and $3,320 at December 31, 2000 and 1999, respectively. The minimum pension liability increase, net of taxes and minority interest, was $358 and $237 at December 31, 2000 and 1999, respectively.

4.       INVESTMENTS AVAILABLE FOR SALE

Investments available for sale are summarized below:

                                                                            GROSS         GROSS       ESTIMATED
                                                           AMORTIZED      UNREALIZED    UNREALIZED      MARKET
                                                             COST           GAINS         LOSSES        VALUE
                                                             ----           -----         ------        -----
December 31, 2000 Fixed maturities:
      U.S. government and agency securities..........       $126,989        $1,672         $(619)      $128,042
      Corporate bonds and notes......................         77,743           602        (1,752)        76,593
      Short-term investments.........................         35,662                         (32)        35,630
                                                            --------        ------       -------       --------
                                                             240,394         2,274        (2,403)       240,265
                                                            --------        ------       -------       --------

      Equity securities..............................         15,957                      (1,481)        14,476
                                                            --------        ------       -------       --------

      Other invested assets..........................          7,298                                      7,298
                                                            --------        ------       -------       --------

                                                            $263,649        $2,274       $(3,884)      $262,039
                                                            ========        ======       =======       ========

December 31, 1999 Fixed maturities:
      U.S. government and agency securities..........       $106,228            $36      $(4,214)      $102,050
      Corporate bonds and notes......................         76,622             16       (3,437)        73,201
      Short-term investments.........................         34,665                                     34,665
                                                              ------           ----      -------         ------
                                                             217,515             52       (7,651)       209,916
                                                            --------           ----      -------       --------

      Equity securities..............................         10,446            925                      11,371

      Other invested assets.........................           6,766                                      6,766
                                                            --------           ----      -------       --------

                                                            $234,727           $977      $(7,651)      $228,053
                                                            ========           ====      ========      ========

Interest and dividend income comprises the following:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                 2000        1999         1998
                                                                                 ----        ----         ----
Interest on bonds....................................................          $13,181     $11,987      $13,323
Dividends on stocks..................................................              357         231          113
Accretion of discounts and amortization of premiums, net.............              151        (28)        (611)
Interest on cash equivalents and other investment income.............            4,272       3,807        3,165
                                                                                 -----       -----        -----
Gross investment income..............................................           17,961      15,997       15,990
Investment expenses..................................................            (759)       (735)        (661)
                                                                                 -----       -----        -----

                                                                               $17,202     $15,262      $15,329
                                                                               =======     =======      =======

Realized (losses) gains on investments available for sale are as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   2000         1999        1998
                                                                                   ----         ----        ----
Net realized (losses) gains:
    Fixed maturities.................................................          $(1,723)       $(530)      $3,054
    Equity securities................................................             1,556
    Other invested assets............................................               212
                                                                                  ----        ------      ------
                                                                                    $45       $(530)      $3,054
                                                                                  =====       ======      ======

In addition, during 2000 and 1999, RightCHOICE realized a $202 gain and $14 gain, respectively, from the sale of other assets. During 1998, RightCHOICE realized a $2,681 gain from the sale of a subsidiary that was accounted for under the equity method and an $84 gain from the sale of other assets. In 1998, the company realized a loss of $5,200 on the sale of the Cupples Properties that were previously owned by the company's C&S Properties, Inc. subsidiary. Proceeds from sales of available-for-sale securities were $188,561, $182,613 and $283,457, during 2000, 1999, and 1998, respectively. Gross realized gains on investments available for sale were $2,272, $929, and $3,553, during 2000, 1999, and 1998, respectively. Gross realized losses on investments available for sale were $2,227, $1,459, and $499, during 2000, 1999, and 1998, respectively.
Contractual maturities of fixed maturity investments, excluding other invested assets (primarily consisting of variable life insurance contracts), held on December 31, 2000 are as presented below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                          AMORTIZED        ESTIMATED
                                                            COST          MARKET VALUE
Due in one year or less..........................           $60,380          $60,202
Due after one year through five years............            68,705           68,512
Due after five years through 10 years............            46,015           46,365
Due after 10 years...............................            65,294           65,186
                                                             ------           ------
                                                           $240,394         $240,265
                                                           ========         ========

5.       RECEIVABLES

Receivables consist of the following:

                                                                 DECEMBER 31,
                                                             2000            1999
                                                             ----            ----
Individual underwritten subscribers..............          $19,261         $10,483
Underwritten groups..............................           73,270          54,710
Self-funded/ASO groups...........................           39,729          30,267
                                                            ------          ------
                                                          $132,260         $95,460
                                                          ========         =======

The company maintained an allowance for doubtful accounts of $3,741 and $1,081 as of December 31, 2000 and 1999, respectively.

6.       PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                                             DECEMBER 31,
                                                         2000            1999
                                                         ----            ----
Land and building................................       $80,657        $84,195
Furniture and equipment, including
     capitalized leases..........................        45,702         44,913
Capitalized software development costs...........        57,462         51,790
Leasehold improvements...........................         4,722          3,953
                                                          -----          -----
                                                        188,543        184,851
Less accumulated depreciation
     and amortization............................       (78,533)       (67,445)
                                                        -------        -------
                                                       $110,010       $117,406
                                                       ========       ========

Depreciation and amortization expense of property and equipment was $17,565, $17,128, and $19,206, for the years ended December 31, 2000, 1999, and 1998, respectively.

7.       INVESTMENTS IN AFFILIATES

RightCHOICE has a non-controlling, 50% interest in The EPOCH Group, L.C. (EPOCH). EPOCH is a limited liability company that performs third-party administrator (TPA) functions for self-insured organizations. EPOCH is not consolidated with RightCHOICE's operations and is accounted for using the equity method. The combined annual revenues of EPOCH were $25.8 million in 2000 and $23.7 million in 1999. Operating income was $2.1 million and $1.5 million in 2000 and 1999, respectively. EPOCH distributed $0.6 million and $0.5 million in dividends to RightCHOICE during 2000 and 1999, respectively. Undistributed earnings to RightCHOICE for 2000 and 1999 were $0.6 million and $0.2 million, respectively. EPOCH serves over 300 businesses primarily in the Midwest as of December 31, 2000.

8.       MEDICAL CLAIMS PAYABLE

Medical claims payable represents the amounts needed to provide for the estimated ultimate cost of settling claims related to insured events that have occurred on or before December 31. The payable is estimated to include the amounts required for future payment of medical claims that have been reported to RightCHOICE and its subsidiaries, claims related to insured events that have occurred but that have not been reported to RightCHOICE and its subsidiaries as of December 31, and claims adjustment expenses. Claims adjustment expenses include costs incurred in the claim settlement process such as costs to record, process and adjust claims.

Activity in medical claims payable is summarized as follows:

                                                               2000           1999
                                                               ----           ----
Balance at January 1...........................            $141,037       $122,224
                                                           --------       --------
Incurred related to:
     Current year..............................             779,690        683,389
     Prior years...............................             (3,975)            265
                                                            ------            ----
             Total incurred....................             775,715        683,654
                                                            -------        -------

Paid related to:
     Current year..............................             660,645        561,996
     Prior years...............................             110,127        102,845
                                                            -------        -------
             Total paid........................             770,772        664,841
                                                            -------        -------
Net balance at December 31.....................            $145,980       $141,037
                                                           ========       ========

The incurred amounts related to prior years represent the differences between RightCHOICE's estimated claims payable for prior years' claims and the actual amounts required to satisfy such claims. In addition, RightCHOICE's health care services expense caption on the Consolidated Statements of Income has been reduced by $7,259 and $9,052 for 2000 and 1999, respectively, related to the beneficial effect of the reserve for loss contract that was recorded in 1997.

9.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                  DECEMBER 31,
                                                               2000           1999
                                                               ----           ----
Accounts payable...............................             $34,072        $19,574
Accrued salaries and other expenses............              18,434         17,320
Other accrued expenses.........................              36,214         37,208
                                                             ------         ------
                                                            $88,720        $74,102
                                                            =======        =======

10.      LONG-TERM DEBT AND COMMITMENTS

RightCHOICE currently has a reducing revolving credit facility (the Credit Agreement) with Bank of America National Association (B of A), Administrative Agent, and another bank as co-agent. At December 31, 2000, RightCHOICE had a $26.1 million outstanding balance under the Credit Agreement, which represented the maximum commitment. The maximum commitment will be reduced by $2.0 million on a quarterly basis through September 30, 2001, with the remaining balance due January 2, 2002. In addition, mandatory reductions to the commitment, together with prepayments, are required upon the occurrence of certain extraordinary events such as the issuance of debt or equity securities or the sale of a subsidiary.

Borrowings under the Credit Agreement may be denominated, at the option of RightCHOICE, as base rate loans or offshore rate loans. Base rate loans bear interest at B of A's base rate, which is currently 1.25% above the higher of the latest federal funds rate plus 0.5%, or B of A's reference rate, which approximates the prime rate. Offshore rate loans bear interest currently at 2.25% above the adjusted London Interbank Offered Rate (LIBOR). At December 31, 2000, all of RightCHOICE's outstanding borrowings were in offshore rate loans. The weighted average interest rate incurred by RightCHOICE was 8.87%, 8.01%, and 8.38% in 2000, 1999, and 1998, respectively.

As a condition to providing the Credit Agreement, RightCHOICE pledged the stock of its direct subsidiaries and a guaranty of repayment was provided by HealthLink. In addition, the Credit Agreement establishes certain covenants that restrict RightCHOICE's ability to incur additional indebtedness or pay cash dividends; limit future capital contributions, investments, acquisitions, and capital expenditures, and limitations on indebtedness of RightCHOICE's subsidiaries; and require the maintenance of certain financial ratios as well as a minimum consolidated tangible net worth. As of December 31, 2000, RightCHOICE was in compliance with these covenants.

RightCHOICE leases certain electronic data processing equipment under non-cancellable lease agreements classified as either capital or operating leases.

The following is a schedule of future minimum rental payments required under capital leases and under non-cancellable operating leases that have initial or remaining terms in excess of one year together with the present value of net minimum lease payments under capital leases at December 31, 2000:

                                                                  CAPITAL       OPERATING
                                                                  -------       ---------
Year ending December 31,
     2001..............................................            $4,456         $4,779
     2002..............................................             3,387          3,892
     2003..............................................             1,734          2,899
     2004..............................................                84          1,507
     2005..............................................                            1,435
     Thereafter........................................                            1,968
                                                                    -----          -----
         Total minimum lease payments..................            $9,661        $16,480
                                                                                 =======
         Less amount representing interest.............             (918)
                                                                    -----
         Present value of net minimum lease payments,
           including current portion of $3,883.........            $8,743
                                                                   ======

Total rental expense for all non-affiliated operating leases, except those with terms of one month or less that were not renewed, was $6,304, $5,848, and $6,119, for the years ended December 31, 2000, 1999, and 1998, respectively.

11.      INCOME TAXES

The components of the provision for income taxes are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    2000           1999          1998
                                                    ----           ----          ----
Current:
     Federal...........................          $29,296        $13,769        $2,237
     State.............................            2,175            375          (505)
                                                   -----           ----          -----
                                                  31,471         14,144         1,732
Deferred:
     Federal...........................          (4,186)          1,298         1,449
                                                 -------          -----         -----
                                                $27,285         $15,442        $3,181
                                                =======         =======        ======

The effective tax rate, expressed as a percentage of pre-tax income, differs from the federal statutory rate as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                               2000           1999          1998
                                                               ----           ----          ----
Tax provision based on federal statutory rate....              35.0%          35.0%         35.0%
State income taxes, net of federal provision.....               3.1            1.1          (6.0)
Goodwill amortization............................               1.1            2.0           7.8
Other............................................               0.2            1.8          (3.2)
                                                              -----          -----         -----
Effective tax provision rate.....................              39.4%          39.9%         33.6%
                                                              =====          =====         =====

The primary temporary differences that gave rise to deferred income taxes were as follows:

                                                                             DECEMBER 31,
                                                                          2000           1999
                                                                          ----           ----
        Deferred tax assets:
            Capitalized vendor software.....................            $8,696         $6,976
            Medical claims payable discounting..............             1,454            559
            Employee benefits...............................             8,800          9,869
            Unearned premiums...............................             7,767          4,065
            Other capitalized expenses......................             2,219          2,324
            Reserve for loss contract.......................                            2,541
            Unrealized depreciation of securities...........               622          2,366
            Other...........................................            10,762          9,337
                                                                        ------          -----
                 Total deferred tax assets..................            40,320         38,037
                                                                        ------         ------

        Deferred tax liabilities:
            Depreciation and amortization...............                 4,283          3,747
            Capitalized internal software...................             7,541          8,081
            Other tax-deductible expenses...................            12,653         12,842
                                                                        ------         ------
                 Total deferred tax liabilities.............            24,477         24,670
                                                                        ------         ------
        Net deferred tax asset..............................           $15,843        $13,367
                                                                       =======        =======

SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon all the available evidence, management believes it is more likely than not that RightCHOICE will realize its deferred tax assets as of December 31, 2000 and, accordingly, no valuation allowance has been provided against such assets as of December 31, 2000.

12.      EMPLOYEE BENEFIT PROGRAMS

PENSION PLAN

RightCHOICE and its subsidiaries participate in a defined benefit pension plan covering substantially all company employees (excluding HealthLink employees) who meet the plan eligibility requirements as to age and length of service. The national Blue Cross Blue Shield Association (BCBSA) is responsible for administration of this defined benefit pension plan. The benefits are based on years of service and average annual compensation for the employee's highest consecutive five of the last 10 years.

Net periodic pension cost for RightCHOICE includes the following components:

                                                                    YEAR ENDED DECEMBER 31,
                                                                2000           1999        1998
                                                                ----           ----        ----
         Service cost..................................       $1,866         $2,061      $1,834
         Interest cost.................................        3,549          3,273       2,989
         Expected return on plan assets................       (4,051)        (3,587)     (3,211)
         Amortization of transition asset..............         (284)          (304)       (304)
         Amortization of actuarial gains...............         (342)
         Amortization of prior service cost............         (171)          (230)       (230)
                                                                -----          -----       -----

         Net periodic pension cost.....................         $567         $1,213      $1,078
                                                                ====         ======      ======

The following tables present the status of RightCHOICE's pension benefits:

                                                                           DECEMBER 31,
                                                                        2000           1999
                                                                        ----           ----
          CHANGE IN BENEFIT OBLIGATION:
          Benefit obligation at beginning of year.............         $44,424        $49,736
          Service cost........................................           1,866          2,061
          Interest cost.......................................           3,549          3,273
          Benefit payments....................................          (1,403)        (1,350)
          Actuarial losses (gains)............................           4,212         (9,296)
                                                                        ------         -------
          Benefit obligation at end of year...................         $52,648        $44,424
                                                                       =======        =======

The primary cause of the actuarial loss and gain in 2000 and 1999, respectively, relates to the change in the discount rate assumptions. The discount rate assumption dropped from 7.75% to 7.50% during 2000 and rose from 6.75% to 7.75% during 1999. The effect on 2000 was an actuarial loss of $2.1 million and the effect on 1999 was an actuarial gain of $8.7 million. In addition, other factors, primarily demographic experience and compensation rates, resulted in an additional actuarial loss of $2.1 million in 2000 and an additional actuarial gain of $0.6 million in 1999.

                                                                            DECEMBER 31,
                                                                        2000           1999
                                                                        ----           ----
          CHANGE IN PLAN ASSETS:
          Fair value of plan assets at beginning of year......         $50,801        $44,980
          Actual return on assets.............................          (2,456)         7,171
          Benefit payments....................................          (1,403)        (1,350)
                                                                        ------         ------
          Fair value of plan assets at end of year............         $46,942        $50,801
                                                                       =======        =======

RightCHOICE did not make and was not required to make contributions to the plan during 2000 and 1999.

The funded status of RightCHOICE's pension plan and the amount recorded as accrued pension cost consist of the following:

                                                                           DECEMBER 31,
                                                                        2000         1999
                                                                        ----         ----
          Unfunded status......................................         $5,706      $(6,377)
          Unrecognized actuarial gain..........................          5,643       16,704
          Unrecognized transition asset........................                         284
          Unrecognized prior service cost......................          (118)           53
                                                                       -------      -------
          Accrued pension cost.................................        $11,231      $10,664
                                                                       =======      =======

Weighted average assumptions used in the development of pension data as of December 31 are as follows:

                                                          2000            1999
                                                          ----            ----
Discount rate.....................................        7.50%           7.75%
Expected long-term rate of return on assets.......         9.0             9.0
Rates of increase in compensation levels..........       3.0-6.5         3.0-6.5

HealthLink provides a defined contribution pension plan covering substantially all HealthLink employees who meet the plan eligibility requirements as to age and length of service. HealthLink contributes an amount equal to 4% of participating employees' annual gross compensation levels. Additional amounts can be contributed at HealthLink's discretion. HealthLink's pension expense during 2000, 1999, and 1998 was $822, $640, and $377, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

RightCHOICE provides certain health care and life insurance benefits for retired and terminated employees (excluding HealthLink employees). Substantially all of RightCHOICE's employees may become eligible for those benefits if they reach normal retirement age while working for RightCHOICE. The health care and life insurance benefits for retired employees are provided through insurance companies whose premiums are based on the benefits paid during the year. The estimated cost of retiree benefit payments other than pensions is accrued over the period such benefits are earned.

The net periodic cost for postretirement benefits includes the following components:

                                                           YEAR ENDED DECEMBER 31,
                                                      2000          1999           1998
                                                      ----          ----           ----
Service cost...............................           $643          $629           $671
Interest cost..............................          1,369         1,161          1,165
Amortization of prior service cost.........            (94)          (94)           (25)
Amortization of actuarial loss.............            154           183            130
                                                       ---           ---            ---
Net periodic postretirement cost...........         $2,072        $1,879         $1,941
                                                    ======        ======         ======

The amortization of any prior service cost is determined using straight-line amortization over the average remaining service period of employees expected to receive benefits under the plan as permitted by SFAS No. 106.

The assumed discount rate is 7.50% and 7.75% for 2000 and 1999, respectively. The rate of compensation increase is assumed to be 4.0% for 2000 and 1999. The health care cost trend rate is assumed to be 7.5% for 2000, 7.0% for 2001 and grades down 0.5% each year to 5.5% in 2004 and thereafter. A one percentage point change in the assumed trend rate would have the following effects as of December 31, 2000:

                                                                           ONE PERCENT      ONE PERCENT
                                                                             INCREASE         DECREASE
          Effect on postretirement accumulated benefit obligation...           $1,341         $(1,204)
          Effect on total service and interest cost components......           $  150         $  (134)

RightCHOICE's postretirement benefit plan is currently not funded. The following table presents the status of RightCHOICE's postretirement benefits:

                                                                 DECEMBER 31,
                                                               2000          1999
                                                               ----          ----
CHANGE IN ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation at beginning of year...        $16,542       $18,370
Service cost..........................................            643           629
Interest cost.........................................          1,369         1,161
Plan amendments.......................................                         (814)
Benefit payments......................................           (896)         (938)
Actuarial losses (gains)..............................          2,317        (1,866)
                                                                -----        -------
Accumulated benefit obligation at end of year.........        $19,975       $16,542
                                                              =======       =======

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year........             $0            $0
Employer contributions................................            896           938
Benefit payments .....................................           (896)         (938)
                                                                 -----         -----
Fair value of plan assets at end of year..............             $0            $0
                                                                =====         =====

The funded status and accrued cost of RightCHOICE's postretirement plan consist of the following:

                                                                    DECEMBER 31,
                                                                2000           1999
                                                                ----           ----
Unfunded status.......................................        $19,975        $16,542
Unrecognized actuarial loss...........................         (5,346)        (3,183)
Unrecognized prior service cost.......................            971          1,065
                                                                  ---          -----
Accrued postretirement benefit cost...................        $15,600        $14,424
                                                              =======        =======

POST EMPLOYMENT BENEFITS

RightCHOICE also provides certain severance benefits for employees who involuntarily terminate their employment and long-term disability benefits for employees who are disabled. Severance benefits include salary continuation, medical benefits and career transition benefits. Disability benefits include life insurance, medical coverage and salary continuation.

Postemployment benefits are accrued if attributable to service already rendered, if the benefits accumulate or vest, if payment is probable and if the amounts can be reasonably estimated. Postemployment benefit expense was $653, $(132), and $1,150, for 2000, 1999, and 1998, respectively. The 1999 reduction to expense was due to the increase in interest rates as well as the favorable claims experience of the plan, among other factors.

STOCK-BASED COMPENSATION PLANS

RightCHOICE provides an Equity Incentive Plan and a Directors' Stock Option Plan (the plans), which allow for the annual grant of stock options in the form of incentive stock options, non-qualified stock options and restricted stock grants, and are further described below. RightCHOICE applies APB Opinion 25 and related interpretations in accounting for these plans. RightCHOICE does not issue stock options to non-employees other than directors. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for RightCHOICE's plans been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         2000       1999      1998
                                                                         ----       ----      ----
Net income..................................   As reported........   $ 35,526   $ 18,821   $ 5,168
                                               Pro forma..........   $ 34,681   $ 18,314   $ 4,574
Basic and diluted earnings per share........   As reported:
                                                 Basic............   $   2.33   $   1.26   $  0.35
                                                 Diluted..........   $   2.27   $   1.25   $  0.34
                                               Pro forma:
                                                 Basic............   $   2.27   $   1.22   $  0.31
                                                 Diluted..........   $   2.22   $   1.22   $  0.31

As of December 31, 2000, the maximum number of shares subject to options and grants under the Equity Incentive Plan and Directors' Stock Option Plan is 1.5 million and 60,000, respectively. The exercise price of each option equals the market price of RightCHOICE's stock on the date of grant and an option's maximum term is 10 years. Options vest by the end of the third year.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants in 2000, 1999, and 1998, respectively: expected volatility of 40%, 37%, and 35%; risk-free interest rates of approximately 6.5%, 5%, and 6%; and expected lives of 6.5 years. In addition, for all three years, no dividend yield was assumed.

A summary of the status of the plans as of December 31, 2000, 1999, and 1998 and changes during the years ended on those dates is presented below:

                                                        NUMBER OF     WEIGHTED-AVERAGE     WEIGHTED-AVERAGE
                                                         SHARES        EXERCISE PRICE         FAIR VALUE
                                                         ------        --------------         ----------
Outstanding at December 31, 1997..............            469,766          $12.03
Granted.......................................            292,366           $9.68                $4.59
Exercised.....................................             (1,426)         $10.81
Forfeited.....................................            (58,003)         $11.17
                                                         ---------
Outstanding at December 31, 1998..............            702,703          $11.13
Granted.......................................            319,609          $11.50                $5.35
Exercised.....................................               (227)          $9.63
Forfeited.....................................            (49,502)         $11.60
                                                        ----------
Outstanding at December 31, 1999..............            972,583          $11.22
Granted.......................................            312,934          $11.66                $6.06
Exercised.....................................            (41,877)         $11.01
Forfeited.....................................           (213,595)         $11.35
                                                         ---------
Outstanding at December 31, 2000..............          1,030,045          $11.34
                                                        =========

There were 505,568, 469,112, and 198,920 options exercisable at December 31, 2000, 1999, and 1998, respectively. The pro forma disclosures included above may not be representative of the effects on reported net income or loss for future years.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                  OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                                  -------------------                          -------------------
                                                      WEIGHTED
    RANGE OF                         NUMBER            AVERAGE             WEIGHTED          NUMBER            WEIGHTED
    EXERCISE                       OUTSTANDING        REMAINING            AVERAGE         EXERCISABLE         AVERAGE
     PRICES                        AT 12/31/00     CONTRACTUAL LIFE     EXERCISE PRICE     AT 12/31/00      EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------
$9.00 to $11.00                       321,142          6.6 years            $10.00           247,625            $10.10
$11.01 to $13.00                      653,486          8.0 years            $11.65           213,287            $11.96
$13.01 to $20.00                       55,417          6.0 years            $15.42            44,656            $15.40
                                       ------                                                 ------
$9.00 to $20.00                     1,030,045          7.4 years            $11.34           505,568            $11.35
                                    =========                                                =======

OTHER BENEFIT PLANS

RightCHOICE and HealthLink provide a pre-tax 401(k) plan covering substantially all company employees. The company recognized expenses of $2,197, $1,772, and $1,539 during 2000, 1999, and 1998, respectively, for costs related to these plans. RightCHOICE also provides an incentive program to key management personnel for the achievement of corporate and individual goals, a sales incentive program to encourage exceptional performance in marketing to and servicing clients, and a supplemental executive retirement plan (SERP) for certain executives. RightCHOICE recognized expenses of $8,798, $7,785, and $5,458, during 2000, 1999, and 1998, respectively, for costs related to these plans. RightCHOICE also provides short-term disability and workers' compensation benefits; the cost of providing these programs is not significant to RightCHOICE's overall results of operations. At December 31, 2000 and 1999, RightCHOICE had a minimum pension liability adjustment of $551 and $454, respectively, related to the SERP that is included as a component of RightCHOICE's other comprehensive income on the Consolidated Balance Sheet.

13.      CONTINGENCIES

LITIGATION WITH THE MISSOURI ATTORNEY GENERAL AND MISSOURI DEPARTMENT OF
INSURANCE

As a result of the reorganization and related settlement that occurred on November 30, 2000, Old RightCHOICE and Blue Cross and Blue Shield of Missouri and their affiliates, on the one hand, and the state of Missouri, on the other hand, have resolved all of their outstanding litigation and regulatory issues related to Blue Cross and Blue Shield of Missouri's operation of Old RightCHOICE following the organization of Old RightCHOICE in 1994. There remains pending, however, the appeal of a judgment related to the corporate status of Blue Cross and Blue Shield of Missouri described below under "Litigation relating to corporate status of Blue Cross and Blue Shield of Missouri."

LITIGATION RELATING TO CORPORATE STATUS OF BLUE CROSS AND BLUE SHIELD OF
MISSOURI

On November 3, 1997, our predecessor, Blue Cross and Blue Shield of Missouri, filed an action in the Circuit Court of Cole County, Missouri against the Missouri Attorney General seeking declarations that (1) Blue Cross and Blue Shield of Missouri was a mutual benefit type of non-profit corporation, and (2) Blue Cross and Blue Shield of Missouri did not hold its assets in constructive, charitable, or other trust for the benefit of the public generally but rather held its assets for the benefit of its subscribers. The Missouri Attorney General filed an answer and counterclaim seeking a declaration that Blue Cross and Blue Shield of Missouri is a public benefit type of non-profit corporation.

Two individuals who are or have been subscribers of Blue Cross and Blue Shield of Missouri moved to intervene and then were joined in this action as parties contending that Blue Cross and Blue Shield of Missouri was a mutual benefit corporation, that its assets should not be transferred to a charitable trust or other charitable organization such as The Missouri Foundation For Health and that the existing parties to the action would not adequately represent their interests in the resolution of the question whether Blue Cross and Blue Shield of Missouri is a public benefit or a mutual benefit corporation.

On November 3, 2000, the circuit court entered a judgment finding that Blue Cross and Blue Shield of Missouri is a public benefit corporation. This ruling was consistent with the positions ultimately taken by all parties to our settlement agreement.

On December 12, 2000, one of the two individuals appealed the circuit court's judgment of November 3, 2000. If the circuit court's judgment is reversed, our company, as successor to Blue Cross and Blue Shield of Missouri, could be obligated to pay substantial money damages. It is also possible that if the circuit court's judgment is reversed a court could order the reorganization be rescinded as if it never happened, although we believe that this would be unlikely. If a court enters those orders or orders like those, it would have a material adverse effect on us.

LITIGATION RELATING TO MEDICARE SUPPLEMENT PREMIUMS

Our predecessor, Blue Cross and Blue Shield of Missouri, was a party to a class action lawsuit originally filed in August 1995 in St. Louis City Circuit Court against both Blue Cross and Blue Shield of Missouri and Old RightCHOICE. The plaintiffs were subscribers to Medicare supplement policies that Blue Cross and Blue Shield of Missouri issued from July 1, 1992 through August 10, 1994 and sought to represent a class of all subscribers during those years.

The subscribers fell into two groups, those holding standardized Medicare supplement policies and those holding pre-standardized Medicare supplement policies. Both plaintiffs claimed that from July 1, 1992 through August 10, 1994 Blue Cross and Blue Shield of Missouri collected premiums on Medicare supplement policies that were in excess of the premiums approved by the Missouri Department of Insurance in violation of the contracts between Blue Cross and Blue Shield of Missouri and its members. The plaintiffs also claimed that Blue Cross and Blue Shield of Missouri made fraudulent representations about these premium increases. While Blue Cross and Blue Shield of Missouri won summary judgment in the trial court and appellate court, the Missouri Supreme Court reversed in part and remanded in part the case to the trial court. The plaintiffs claimed that Blue Cross and Blue Shield of Missouri collected allegedly unauthorized premiums totaling more than $29 million. They sought recovery of at least that amount as damages, plus prejudgment interest and punitive damages. The representative of subscribers holding pre-standardized policies was disqualified by the circuit court from service as class representative due to ill health.

In December 2000, the circuit court conducted a hearing on the plaintiffs' motion for class certification and Blue Cross and Blue Shield of Missouri's partial motions to dismiss or for summary judgment. After the hearing, and while the motions were pending, the class representative of subscribers holding pre-standardized Medicare supplement policies voluntarily dismissed her claim. She also dismissed without prejudice the claims she had sought to make on behalf of other pre-standardized plan subscribers. The pre-standardized policies represent approximately $27 million of the approximately $29 million in allegedly unauthorized premiums. As a result of the dismissal by the class representative, there are now no claims pending on behalf of holders of the pre-standardized policies. There can be no assurance, however, that a new claim will not be asserted on their behalf. The plaintiffs' motion for certification of a class of standardized plan subscribers as well as the partial motion to dismiss on behalf of Blue Cross and Blue Shield of Missouri have been argued and are now under submission. As successor to Blue Cross and Blue Shield of Missouri, we are now the defendant in that action. An adverse decision in this lawsuit could subject us to substantial damages.

OTHER CONTINGENCIES

In addition to the matters described above, from time to time in the ordinary course of business, RightCHOICE and certain of its subsidiaries are parties to various legal proceedings, including the claims of its members arising from health plan benefit coverage issues for certain services under evolving theories of liability. The financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or RightCHOICE in particular, is presently unknown.

14.      SEGMENT INFORMATION

RightCHOICE operates in three segments which it defines as underwritten, self-funded, and other. RightCHOICE's underwritten segment includes a comprehensive array of products including PPO, POS, HMO, Medicare supplement, managed indemnity, specialty managed care and short-term medical coverages. RightCHOICE's self-funded segment includes TPA, ASO for self-insured organizations, network rental services for self-insured organizations, insurance companies and other organizations, national service accounts through the BCBSA for which RightCHOICE accepts no underwriting risk, and life insurance agency services. The other segment primarily includes the company's real estate assets and related rental and lease revenues and expenses. All of RightCHOICE's revenues, including underwritten premiums and self-funded fees and other income and real estate revenue, are derived from domestic (United States) sources and no single customer accounts for more than 10% of total revenues.

Operating income for RightCHOICE's underwritten segment is determined by deducting from premium revenue the health care service costs, commissions, and general and administrative expenses, as well as any non-recurring charges, that are attributable to that segment's operations. Operating income for the self-funded segment is determined by deducting from fees and other income the commissions, general and administrative expenses and non-recurring charges attributable to the segment. Operating income for the other segment is determined by deducting from rental revenues the general and administrative expenses (including depreciation) attributable to the segment. Expenses not directly traceable to an industry segment are allocated on a consistent and reasonable basis utilizing membership, groups, claims, and other key drivers. Net investment income is allocated to segments separately for each subsidiary of the company based on the amount of segment revenue generated at each entity. Net investment income of the parent company is allocated to segments based on the company's total consolidated underwritten and self-funded segment revenue. Corporate identifiable assets for the underwritten and self-funded segments include only receivables from members since RightCHOICE does not produce more detailed information by segment internally. Corporate identifiable assets for the company's other segment includes the net book value for the company's real estate and related assets. Intersegment revenues includes the rental income related to the company's corporate headquarters. This related party transaction is eliminated in the company's Consolidated Financial Statements. Financial information by segment is as follows (in thousands):

AS OF AND FOR THE YEAR ENDED
DECEMBER 31, 2000                         UNDERWRITTEN       SELF-FUNDED       OTHER       ELIMINATIONS      CONSOLIDATED
                                          ------------       -----------       -----       ------------      ------------
Revenues...............................     $940,114            $117,902       $7,685          $(4,891)        $1,060,810
Operating income.......................       10,574              40,278        2,789                              53,641
Investment income, net.................       15,915               1,534                                           17,449
Depreciation and amortization expense..       12,059               5,700        2,797                              20,556
Identifiable assets....................       92,531              39,729       59,181                             191,441

AS OF AND FOR THE YEAR ENDED
DECEMBER 31, 1999                         UNDERWRITTEN       SELF-FUNDED       OTHER       ELIMINATIONS      CONSOLIDATED
                                          ------------       -----------       -----       ------------      ------------
Revenues.............................       $817,988            $102,173       $7,498          $(5,040)          $922,619
Operating (loss) income..............         (4,902)             30,173        2,794                              28,065
Investment income, net...............         13,737               1,009                                           14,746
Depreciation and
    amortization expense.............         11,725               5,502        2,801                              20,028
Identifiable assets..................         65,193              30,267       61,928                             157,388

AS OF AND FOR THE YEAR ENDED
DECEMBER 31, 1998                          UNDERWRITTEN       SELF-FUNDED       OTHER      ELIMINATIONS      CONSOLIDATED
                                           ------------       -----------       -----      ------------      ------------
Revenues..............................       $775,350             $85,966       $6,617         $(4,166)          $863,767
Operating (loss) income...............        (23,504)             19,966        1,859                             (1,679)
Investment income, net................         19,897               1,251       (5,200)                            15,948
Depreciation and
    amortization expense..............         13,795               5,579        2,756                             22,130
Non-recurring operating charges.......            777                 123                                             900
Identifiable assets...................         65,677              22,710       64,534                            152,921

The following table sets forth revenue (in thousands) by product group for the years ended December 31, 2000, 1999, and 1998. The ASO/self-funded and other income category below includes $830, $444, and $191 of other income related to RightCHOICE's underwritten segment for the years ended December 31, 2000, 1999, and 1998, respectively.

                                                                  Year ended December 31,
                                                             2000           1999            1998
                                                             ----           ----            ----
                                                                     (in thousands)
UNDERWRITTEN PREMIUM REVENUE:
   PPO                                                      $363,215       $294,463       $272,023
   POS                                                       198,156        167,392        151,034
   HMO (includes other POS).......................           220,625        211,910        206,292
   Medicare supplement............................            89,086         92,314         94,951
   Managed indemnity..............................             2,776          4,076          8,131
   Other specialty services.......................            65,426         47,389         42,728
                                                           ---------       --------       --------
     TOTAL PREMIUM REVENUE........................           939,284        817,544        775,159
                                                           ---------       --------       --------

SELF-FUNDED PPO/POS, HMO AND ASO
   (INCLUDES HEALTHLINK AND OTHER INCOME).........           118,732        102,617         86,157
NON-AFFILIATED REAL ESTATE RENTAL INCOME..........             2,794          2,458          2,451
                                                          ----------       --------       --------
     Total fees and other income..................           121,526        105,075         88,608
                                                          ----------       --------       --------
     TOTAL REVENUES...............................        $1,060,810       $922,619       $863,767
                                                          ==========       ========       ========

15.      STATUTORY INFORMATION

The operations of RightCHOICE and its subsidiaries, HALIC, BlueCHOICE, HealthLink, HealthLink HMO, and RightCHOICE Insurance Company (RIC) are subject to regulation and supervision by regulatory authorities of the various jurisdictions in which they are licensed to conduct business. Regulatory authorities exercise extensive supervisory power over the licensing of insurance companies and health maintenance organizations; the amount of reserves that must be maintained; the approval of forms and policies used; the nature of, and limitation on, an insurance company's or a health maintenance organization's investments; periodic examination of the operations of insurance companies and health maintenance organizations; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies and health maintenance organizations; and the establishment of capital requirements. HALIC, BlueCHOICE, HealthLink HMO, and RIC are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, these companies are also periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

In addition to minimum capital requirements imposed by BCBSA, the company's regulated subsidiaries must comply with certain minimum statutory surplus requirements in each of the states in which they operate. The combined statutory net book value of RightCHOICE's insurance and HMO subsidiaries was approximately $135.8 million at December 31, 2000. At December 31, 2000, these subsidiaries were required to maintain approximately $57.2 million of combined statutory net book value in order to meet the minimum BCBSA capital and statutory surplus requirements for these subsidiaries' states of domicile.

RightCHOICE's subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Missouri and Illinois Departments of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. On January 1, 2001, significant changes to the statutory basis of accounting will become effective based on the Codification of Statutory Accounting Principles guidance (Codification) provided by the National Association of Insurance Commissioners (NAIC). The NAIC is also considering amendments to the Codification that would become effective on January 1, 2001 as well. The cumulative effect of these changes will be recorded as a direct adjustment to the statutory surplus of the company's subsidiaries. The adjustments to surplus relate to changes in the recognition of deferred income taxes as well as changes to the way that the company accounts for unidentified cash receipts and claims overpayments, among other things. The company has not completed its estimates of the potential effect of the Codification and all amendments that are currently under review by the NAIC. The company expects that its subsidiaries' statutory surplus after adoption will continue to be in excess of the regulatory risk-based capital requirements as well as the Blue Cross Blue Shield Association requirements.

16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED
2000                                                     31-MAR        30-JUN         30-SEP        31-DEC
----                                                     ------        ------         ------        ------
Total revenues................................         $249,627      $260,171       $272,072      $278,940
Operating expenses............................          237,139       248,633        258,992       262,405
Operating income..............................           12,488        11,538         13,080        16,535
Investment income, net........................            4,097         5,374          4,438         3,540
Other, net....................................            (927)         (240)          (299)         (391)
Income before minority interest and taxes.....           15,658        16,672         17,219        19,684
Minority interest in consolidated subsidiary..          (1,468)       (1,674)        (1,879)       (1,401)
Provision for income taxes....................          (6,348)       (6,510)        (6,783)       (7,644)
Net income....................................           $7,842        $8,488         $8,557       $10,639
Basic earnings per share......................            $0.52         $0.57          $0.57         $0.66
Diluted earnings per share....................            $0.52         $0.56          $0.55         $0.64
Weighted average shares outstanding...........           14,953        14,953         14,953        16,211
Membership (in thousands).....................            2,568         2,591          2,694         2,741

                                                                         THREE MONTHS ENDED
1999                                                      31-MAR        30-JUN        30-SEP         31-DEC
----                                                      ------        ------        ------         ------
Total revenues.................................         $224,140      $226,549      $232,936       $238,994
Operating expenses.............................          218,182       219,978       223,236        233,158
Operating income (loss)........................            5,958         6,571         9,700          5,836
Investment income, net.........................            3,785         3,173         3,611          4,177
Other, net.....................................            (827)         (546)       (1,250)        (1,462)
Income before minority interest, taxes and
    cumulative effect of accounting change.....            8,916         9,198        12,061          8,551
Minority interest in consolidated subsidiary...            (923)         (767)         (787)          (910)
Provision for income taxes.....................          (3,257)       (3,884)       (4,914)        (3,387)
Cumulative effect of accounting change.........          (1,076)
Net income.....................................           $3,660        $4,547        $6,360         $4,254
Basic earnings per share.......................            $0.24         $0.30         $0.43          $0.28
Diluted earnings per share.....................            $0.24         $0.30         $0.42          $0.28
Weighted average shares outstanding............           14,953        14,953        14,953         14,953
Membership (in thousands)......................            2,283         2,350         2,389          2,441

17.      UNAUDITED PRO FORMA FINANCIAL INFORMATION
         (in thousands, except per share data)

In accordance with APB Opinion 16, Business Combinations, the following unaudited pro forma summary presents revenue, operating income, net income and per share data of RightCHOICE as if the Reorganization had occurred as of the beginning of each period presented. The pro forma information includes the results of operations of BCBSMo combined with Old RightCHOICE. In addition, results include amortization of intangible assets resulting from the Reorganization, additional premium tax expense for the underwritten business of BCBSMo that was not previously subject to premium tax, foregone interest on the cash that was paid to the Foundation, and the related income tax effects of such adjustments. In addition, the results below exclude approximately $2.0 million and $5.1 million of costs (before tax) incurred in 2000 and 1999, respectively, for legal, consulting, and other fees resulting directly from the Reorganization, along with the related tax effects of such costs. The charge for the minority stockholders' interest in Old RightCHOICE has been excluded since the information below assumes the Reorganization took place at the beginning of each respective year. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if BCBSMo and Old RightCHOICE had been a single entity during the years ended December 31, 2000 and 1999, nor is it indicative of the results of operations which may occur in the future. Pro forma basic earnings per share is calculated based on approximately 18.7 million shares for the years 2000 and 1999. Pro forma diluted earnings per share is calculated based on approximately 19.0 million shares and 18.7 million shares for the years ended 2000 and 1999, respectively.

(unaudited)                                                                 YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                              2000               1999
                                                                              ----               ----
Revenues...............................................                 $1,060,810          $ 922,619
Operating income.......................................                     52,978             28,806
Net income.............................................                     41,027             23,343
Basic earnings per share...............................                 $     2.20          $    1.25
Diluted earnings per share.............................                       2.16               1.25

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of RightCHOICE Managed Care, Inc.:

Our report on the consolidated financial statements of RightCHOICE Managed Care, Inc. is included on page 66 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in Item 8 on page 57 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included.


/s/  PricewaterhouseCoopers LLP
--------------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 9, 2001

                                                                      Schedule I
                                                                   (Page 1 of 3)

RIGHTCHOICE MANAGED CARE, INC.
CONDENSED FINANCIAL INFORMATION

Condensed balance sheets of RightCHOICE Managed Care, Inc. (parent company only) as of December 31, 2000, and the condensed statement of income and cash flows for the month ended December 31, 2000 are as follows. Prior period financial statements are not presented as RightCHOICE's holding company structure became effective in conjunction with the Reorganization on November 30, 2000.

BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                                                DECEMBER 31, 2000
                                                                                -----------------
ASSETS
Cash....................................................................              $10,231
Investments available for sale, at market value.........................               35,266
Investments in affiliates (2)...........................................              254,412
Property and equipment, net.............................................                3,116
Receivables from members................................................                  318
Receivables from affiliates (1).........................................              231,294
Other assets............................................................               35,279
                                                                                       ------
       Total assets.....................................................             $569,916
                                                                                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses...................................              $39,214
Payables to affiliates (1)..............................................              163,477
Obligations for employee benefits.......................................               31,128
Long-term debt, including current portion...............................               26,063
Income taxes payable, net...............................................                7,265
                                                                                        -----
       Total liabilities................................................              267,147
                                                                                      -------
Stockholders' equity:
       Preferred stock, $0.01 par, 25,000,000 shares authorized,
            no shares issued and outstanding............................
       Common stock:
           $0.01 par, 225,000,000 shares authorized,
               18,696,040 shares issued, 18,678,503
               shares outstanding.......................................                  187
       Additional paid-in capital.......................................              300,317
       Retained earnings................................................                3,976
       Treasury stock, 17,537 shares, at cost...........................                 (234)
       Accumulated other comprehensive loss.............................               (1,477)
                                                                                       -------
       Total stockholders' equity.......................................              302,769
                                                                                      -------
       Total liabilities and stockholders' equity.......................             $569,916
                                                                                     ========

(1) These intercompany amounts are eliminated in the Consolidated Financial Statements.

(2) As of December 31, 2000, $247,937 is eliminated in the Consolidated Financial Statements.

The condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                                                      Schedule I
                                                                   (Page 2 of 3)

RIGHTCHOICE MANAGED CARE INC.
CONDENSED FINANCIAL INFORMATION

STATEMENT OF INCOME
(IN THOUSANDS)

                                                               MONTH ENDED DECEMBER 31, 2000
                                                               -----------------------------
Revenue
     Reimbursement from affiliates (1)................                   $10,123
     Fees and other income............................                     1,731
                                                                           -----
Total revenue.........................................                    11,854

Expense
     General and administrative.......................                    11,959
                                                                          ------

Operating loss........................................                     (105)

Investment income and other...........................                     1,017
Interest expense......................................                     (207)
                                                                           -----

Income before equity in undistributed income
of subsidiaries and income tax provision..............                       705

Equity in undistributed income of
subsidiaries (1)......................................                     3,514
                                                                           -----

Income before taxes...................................                     4,219

Income tax provision..................................                      (243)
                                                                             ---

Net income............................................                    $3,976
                                                                          ======

(1) Substantially all of the balances related to these intercompany items are eliminated in the Consolidated Financial Statements.

The condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                                                      Schedule I
                                                                   (Page 3 of 3)

RIGHTCHOICE MANAGED CARE, INC.
CONDENSED FINANCIAL INFORMATION
STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                               MONTH ENDED DECEMBER 31, 2000
                                                               -----------------------------
Cash flows from operating activities:
Net income................................................                $3,976
Adjustments to reconcile net income
to net cash used in operating activities:
      Equity in undistributed income
        of subsidiaries...................................               (3,514)
      Provision for deferred income tax benefits..........                    79
      Depreciation and amortization.......................                   165
      Accretion of discounts and
        amortization of premiums..........................                   (1)

Increase in:
      Receivables from members............................                  (34)
      Receivables from affiliates.........................              (30,628)
      Other assets........................................               (2,246)
Increase (decrease) in:
      Accounts payable and accrued
         expenses.........................................                 1,060
      Payables to affiliates..............................                18,202
      Obligations for employee benefits...................                   486
      Income taxes payable, net...........................               (4,658)
                                                                         -------

Net cash used in operating activities.....................              (17,113)
                                                                        --------

Cash flows from investing activities:
      Investments purchased...............................              (24,226)
      Investments sold or matured.........................                23,344
      Property and equipment purchased....................                  (91)
                                                                            ----

Net cash used in investing activities.....................                 (973)
                                                                           -----

Cash flows from financing activities:
      Payments of long-term debt..........................               (2,000)
      Issuance of treasury stock..........................                   123
                                                                             ---
Net cash used in financing activities.....................               (1,877)
                                                                         -------

Net decrease in cash and cash equivalents.................              (19,963)
Cash and cash equivalents, beginning of month.............                30,194
                                                                          ------
Cash and cash equivalents, end of month...................               $10,231
                                                                         =======

The condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                 EXHIBIT INDEX

      Number      Exhibit
      ------      -------

         2.1 Agreement and Plan of Reorganization, dated as of March 14, 2000, by and among Blue Cross and Blue Shield of Missouri, a Missouri nonprofit health services corporation, RightCHOICE Managed Care, Inc., a Missouri corporation, The Missouri Foundation For Health, a Missouri nonprofit public benefit corporation, and RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 2 of the Registrant's Registration Statement on Form S-4 (File No. 333-34750)).

         3.1 Certificate of Incorporation of RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 3(a) of the Registrant's Registration Statement on Form S-4 (File No. 333-34750)).

         3.2 Bylaws of RightCHOICE Managed Care, Inc., a Delaware corporation, as amended.

         4.1 Specimen of common stock certificate of RightCHOICE Managed Care, Inc., a Delaware corporation.

         4.2 Certificate of Incorporation of RightCHOICE Managed Care, Inc., a Delaware corporation (included in Exhibit 3.1).

         4.3 Bylaws of RightCHOICE Managed Care, Inc., a Delaware corporation, as amended (included in Exhibit 3.2).

         9.1 Voting Trust and Divestiture Agreement, dated as of November 30, 2000, by and among RightCHOICE Managed Care, Inc., a Delaware corporation, The Missouri Foundation For Health, a Missouri nonprofit public benefit corporation, and Wilmington Trust Company, a Delaware banking corporation, as trustee (incorporated by reference to Exhibit 9 of the Registrant's Registration Statement on Form S-4 (File No. 333-34750)).

         10.1 Blue Cross License Agreement, dated November 30, 2000, by and between the Blue Cross Blue Shield Association and RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

         10.2 Blue Shield License Agreement, dated November 30, 2000, by and between the Blue Cross Blue Shield Association and RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K) filed December 15, 2000).

         10.3 Missouri Blue Cross/Blue Shield License Addendum, dated as of November 30, 2000, by and between the Blue Cross Blue Shield Association and RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed December 15,
                  2000).

         10.4 Blue Cross Controlled Affiliate License Agreement, dated November 30, 2000, by and among RightCHOICE Managed Care, Inc., a Delaware corporation, Healthy Alliance Life Insurance Company and the Blue Cross Blue Shield Association (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

         10.5 Blue Shield Controlled Affiliate License Agreement, dated November 30, 2000, by and among RightCHOICE Managed Care, Inc., a Delaware corporation, Healthy Alliance Life Insurance Company and the Blue Cross Blue Shield Association (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

         10.6 Blue Cross Controlled Affiliate License Agreement, dated November 30, 2000, by and among RightCHOICE Managed Care, Inc., a Delaware corporation, HMO Missouri, Inc. and the Blue Cross Blue Shield Association (incorporated by reference to
                  Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

         10.7 Blue Shield Controlled Affiliate License Agreement, dated November 30, 2000, by and among RightCHOICE Managed Care, Inc., a Delaware corporation, HMO Missouri, Inc. and the Blue Cross Blue Shield Association (incorporated by reference to
                  Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

         10.8 Summary of Approved Changes to Blue Cross and Blue Shield Primary License Agreements.

         10.9 Summary of Approved Changes to Blue Cross and Blue Shield Controlled Affiliate License Agreements.

        10.10 Parental Guarantee of RightCHOICE Managed Care, Inc., a Delaware corporation, dated November 30, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

        10.11 Registration Rights Agreement, dated as of November 30, 2000, by and between RightCHOICE Managed Care, Inc., a Delaware corporation, and The Missouri Foundation For Health, a Missouri nonprofit corporation (incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

        10.12 Indemnification Agreement, dated as of November 30, 2000, by and between RightCHOICE Managed Care, Inc., a Delaware corporation, and The Missouri Foundation For Health, a Missouri nonprofit corporation (incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

        10.13 Share Escrow Agent Agreement, dated as of November 30, 2000, by and between RightCHOICE Managed Care, Inc., a Delaware corporation, and U.S. Trust Company, National Association, as share escrow agent (incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 8-K filed December 15, 2000).

        10.14 Amended and Restated Settlement Agreement, dated January 6, 2000, by and among Jeremiah W. "Jay" Nixon, Attorney General of the State of Missouri, the Missouri Department of Insurance and Keith A. Wenzel, its Director, Blue Cross and Blue Shield of Missouri, a Missouri nonprofit health services corporation, and RightCHOICE Managed Care, Inc., a Missouri corporation (incorporated by reference to Exhibit 10(a) of the Registrant's Registration Statement on Form S-4 (File No. 333-34750)).

        10.15 Settlement Agreement Notification and Confirmation of Fulfillment of Certain Obligations and Conditions, dated as of November 27, 2000, among Jeremiah W. "Jay" Nixon, Attorney General of the State of Missouri, the Missouri Department of Insurance and Keith A. Wenzel, its Director, Blue Cross and Blue Shield of Missouri, a Missouri nonprofit health services corporation, and RightCHOICE Managed Care, Inc., a Missouri corporation.

        10.16 Settlement Agreement, dated September 20, 1998, by and among the Director of Department of Insurance of the State of Missouri, Blue Cross and Blue Shield of Missouri, HMO Missouri, Inc. and Healthy Alliance Life Insurance Company (incorporated by reference to Exhibit 99(b) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed September 23, 1998).

        10.17 Letter Agreement, dated January 5, 2000, amending the Settlement Agreement, dated September 20, 1998, by and among the Director of the Department of Insurance of the State of Missouri, Blue Cross and Blue Shield of Missouri, HMO Missouri, Inc. and Healthy Alliance Life Insurance Company (incorporated by reference to Exhibit 99(b) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed on January 11, 2000).

        10.18 Settlement Agreement, dated September 20, 1998, by and among Jeremiah W. (Jay) Nixon, Attorney General, on behalf of the state of Missouri, Blue Cross and Blue Shield of Missouri, RightCHOICE Managed Care, Inc., HMO Missouri, Inc. d/b/a BlueCHOICE, Healthy Alliance Life Insurance Company and Preferred Health Plans of Missouri, Inc. (incorporated by reference to Exhibit 99(c) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed on September 23, 1998).


        10.19 Letter Agreement, dated January 4, 2000, amending the Settlement Agreement, dated September 20, 1998, by and among Jeremiah W. (Jay) Nixon, Attorney General, on behalf of the State of Missouri, Blue Cross Blue Shield of Missouri, RightCHOICE Managed Care, Inc., HMO Missouri, Inc. d/b/a BlueChoice, Healthy Alliance Life Insurance Company and Preferred Health Plans of Missouri, Inc. (incorporated by reference to Exhibit 99(c) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed on January 11, 2000).

        10.20 Settlement Agreement, dated September 20, 1998, by and among Healthy Alliance Life Insurance Company, the Director of Revenue of the State of Missouri and the Director of the Department of Insurance of the State of Missouri (incorporated by reference to Exhibit 99(d) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed on September 23, 1998).

        10.21 Letter Agreement, dated January 5, 2000, amending the Settlement Agreement, dated September 20, 1998, by and among Healthy Alliance Life Insurance Company, the Director of Revenue of the State of Missouri and the Director of the Department of Insurance of the State of Missouri (incorporated by reference to Exhibit 99(d) to the Form 8-K of RightCHOICE Managed Care, Inc., a Missouri corporation, filed on January 11, 2000).

        10.22 RightCHOICE Managed Care, Inc., Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., a Missouri corporation (File No. 33-77798)).

        10.23 RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan (incorporated by reference to Exhibit 4(c) of the Registrant's Post-Effective Amendment No. 2 on Form S-8 to Registration Statement on Form S-4 (File No. 333-34750)).

        10.24 RightCHOICE Managed Care, Inc. Amended and Restated Nonemployee Directors' Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4(c) of the Registrant's Registration Statement on Form S-8 (File No. 333-51334)).

        10.25 RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 4(c) of the Registrant's Registration Statement on Form S-8 (File No. 333-51336)).

        10.26 RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated (incorporated by reference to Exhibit 10.22.1 to Form 10-K for the year ended December 31, 1999 of RightCHOICE Managed Care, Inc., a Missouri corporation).*

        10.27     Management Incentive Plan*

        10.28 Form of Indemnification Agreement between RightCHOICE Managed Care, Inc., a Missouri corporation, and its Directors and Officers (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., a Missouri corporation (File No. 33-77798)).

        10.29 List of Directors and Officers who have executed Indemnification Agreement.


        10.30 Executive Employment Agreement of John A. O'Rourke, dated February 27, 1997 (incorporated by reference to Exhibit 10.51 of Form 10-Q for the quarter ended September 30, 1997 of RightCHOICE Managed Care, Inc., a Delaware corporation).*

        10.31 First Amendment to Executive Employment Agreement of John A. O'Rourke, dated December 28, 1999 (incorporated by reference to Exhibit 10.45.1 of the Form 10-K for the year ended December 31, 1999 of RightCHOICE Managed Care, Inc., a Missouri Corporation).*

        10.32 Executive Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Sandra A. Van Trease, dated March 20, 2001.*

        10.33 Executive Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Angela F. Braly, dated March 15, 2001.*

        10.34 Executive Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Dr. John S. Seidenfeld, dated March 19, 2001.*

        10.35 Executive Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Michael Fulk, dated March 19, 2001.*

        10.36 Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Sandra A. Van Trease, dated March 20, 2001.*

        10.37 Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Angela F. Braly, dated March 15, 2001.*

        10.38 Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Dr. John J. Seidenfeld, dated March 19, 2001.*

        10.39 Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and Michael Fulk, dated March 19, 2001.*

        10.40 Form of Executive Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and certain senior vice presidents of RightCHOICE Managed Care, Inc., a Delaware corporation.*

        10.41 List of senior vice presidents who have executed an Executive Severance Agreement.

        10.42 Form of Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and certain senior vice presidents of RightCHOICE Managed Care, Inc., a Delaware corporation.*

        10.43 List of senior vice presidents who have executed an Officer Severance Agreement.

        10.44 Form of Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Delaware corporation, and certain vice presidents of RightCHOICE Managed Care, Inc., a Delaware corporation.*

        10.45 List of vice presidents who have executed an Officer Severance Agreement.

        10.46 Form of Officer Severance Agreement between RightCHOICE Managed Care, Inc., a Missouri corporation, and certain vice presidents of RightCHOICE Managed Care, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.54 of the Form 10-K for the year ended December 31, 1997 of RightCHOICE Managed Care, Inc., a Missouri corporation).*

        10.47 List of certain vice presidents of RightCHOICE Managed Care, Inc., a Delaware corporation, who have executed an Officer Severance Agreement with RightCHOICE Managed Care, Inc., a Missouri corporation.

        10.48     Amended and Restated Company/Subsidiaries Tax Allocation
                  Agreement.

        10.49     Amended and Restated State Income Tax Allocation Agreement.

        10.50 Amended and Restated Tax Allocation Agreement between RightCHOICE Managed Care, Inc., a Missouri corporation, and Blue Cross and Blue Shield of Missouri (incorporated by reference to Exhibit 10.5.1 of the Form 10-K for the year ended December 31, 1997 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.51 State Income Tax Allocation Agreement by and among Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc., a Missouri corporation (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended
                  September 30, 1999 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.52 Amended and Restated Administrative Services Agreement between Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc., a Missouri corporation (incorporated by reference to Exhibit 10.4.1 to the Form 10-K for the year ended December 31, 1997 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.53 Credit Agreement dated as of August 10, 1995 among RightCHOICE Managed Care, Inc., as the Borrower, Bank of America National Trust and Savings Association, as Administrative Agent, The Boatmen's National Bank of St. Louis, as Co-Agent and the other Financial Institutions Party thereto arranged by BA Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the year ended June 30, 1995 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.54 First Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.1 to the Form 10-K for the year ended December 31, 1995 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.55 Consent and Second Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.2 to the Form 10-K for the year ended December 31, 1995 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.56 Third amendment to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ending June 30, 1996 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.57 Fourth amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.4 to the Form 10-K for the year ended December 31, 1996 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.58 Fifth amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.5 to the Form 10-K for the year ended December 31, 1996 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.59 Sixth amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.6 to the Form 10-Q for the period ending September 30, 1997 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.60 Seventh amendment to the Credit Agreement (incorporated by reference to Exhibit 10.36.7 to the Form 10-Q for the period ending September 30, 1999 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.61 Lease between Forty-Four Forty-Four Forest Park Redevelopment Corporation and RightCHOICE Managed Care, Inc. dated January 1, 1995 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ending June 30, 1995 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.62 Building Services Agreement between Forty-Four Forty-Four Forest Park Redevelopment Corporation and RightCHOICE Managed Care, Inc. dated January 1, 1995 (incorporated by reference to
                  Exhibit 10.4 to the Form 10-Q for the period ending June 30, 1995 of RightCHOICE Managed Care, Inc., a Missouri corporation).

        10.63 Network Rental Agreement, dated August 8, 1994, between RightCHOICE Managed Care, Inc. and Healthy Alliance Life Insurance Company (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1994 of RightCHOICE Managed Care, Inc., a Missouri Corporation).

         21.1     List of Subsidiaries of the Registrant.

         23.1 Consent of PricewaterhouseCoopers LLP with regard to the Registrants' Registration Statements on Form S-8, Registration Statement No. 333-34750, Registration Statement No. 333-51334, Registration Statement No. 333-51336, Registration Statement No. 333-53736.

* Document constitutes a management contract or compensatory plan or arrangement.