Form 10-Q
period 2001-03-31
RIGHTCHOICE MANAGED CARE INC /DE
filed 2001-05-15
CIK 1109802

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

                                 OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                   Commission File Number 1-15907

                   RIGHTCHOICE MANAGED CARE, INC.
       (Exact name of registrant as specified in its charter)

                Delaware                           43-0303080
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

1831 Chestnut Street, St. Louis, Missouri         63103-2275
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (314) 923-4444


                       Not Applicable
    (Former name, former address and former fiscal year,
                if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title of each class           Outstanding at May 10, 2001

      Common stock, $0.01 par value         19,501,062 shares



                   RIGHTCHOICE MANAGED CARE, INC.
                    First Quarter 2001 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                                   PAGE

     ITEM 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 2001
                 and December 31, 2000                                  3

              Consolidated Statements of Income for the three months
                 ended March 31, 2001 and 2000                          4

              Consolidated Statements of Changes in Stockholders' Equity
                 for the three months ended March 31, 2001 and 2000     5

              Consolidated Statements of Cash Flows for the three months
                 ended March 31, 2001 and 2000                          6

              Notes to Consolidated Financial Statements                7

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                             14

     ITEM 3.  Quantitative and Qualitative Disclosures About
                 Market Risks                                          22

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                        23

     ITEM 2.  Changes in Securities and Use of Proceeds                23

     ITEM 3.  Defaults Upon Senior Securities                          23

     ITEM 4.  Submission of Matters to a Vote of Security Holders      23

     ITEM 5.  Other Information                                        23

     ITEM 6.  Exhibits and Reports on Form 8-K                         23

SIGNATURES                                                             24







PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)

               ASSETS                 March 31,    December 31,
                                        2001           2000
                                     (unaudited)
Current assets:
  Cash and cash equivalents            $50,339       $56,026
  Investments available for sale,
     at market value                   280,797       262,039
  Receivables, net of allowances       124,481       132,260
  Deferred income taxes                  9,584        10,430
  Other assets                          21,776        18,798
    Total current assets               486,977       479,553
Property and equipment, net            110,872       110,010
Deferred income taxes                    6,907         5,413
Investments in affiliates                6,635         6,475
Goodwill and intangible assets, net     90,341        91,963
    Total assets                      $701,732      $693,414


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Medical claims payable              $142,304      $145,980
  Unearned premiums                     68,470        69,073
  Accounts payable and accrued expenses 79,014        88,720
  Current portion of long-term debt     24,063         6,000
  Obligations for employee benefits      1,625         1,574
  Income taxes payable                  29,289        20,938
  Current portion of obligations
     under capital leases                4,196         3,883
     Total current liabilities         348,961       336,168
Long-term debt                                        20,063
Obligations for employee benefits       30,513        29,554
Obligations under capital leases         4,796         4,860
     Total liabilities                 384,270       390,645

Stockholders' equity:
  Preferred stock, $0.01 par,
     25,000,000 shares authorized,
     no shares issued and outstanding
  Common stock, $0.01 par,
     225,000,000 shares authorized,
     18,744,343 and 18,696,040 shares
     issued, respectively, 18,744,343
     and 18,678,503 shares outstanding,
     respectively                          187           187
  Additional paid-in capital           301,184       300,317
  Retained earnings                     16,773         3,976
  Treasury stock, 0 and 17,537 shares,
     respectively, at cost                             (234)
  Accumulated other comprehensive loss   (682)       (1,477)
     Total stockholders' equity        317,462       302,769
     Total liabilities and
        stockholders' equity          $701,732      $693,414


    See accompanying Notes to Consolidated Financial Statements.


                   RIGHTCHOICE MANAGED CARE, INC.
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except shares and per share data)

                                        Three months ended March 31,
                                             2001         2000
 Revenues:
    Premium                                $246,821    $220,342
    Fees and other income                    34,765      29,285
       Total revenues                       281,586     249,627

 Operating expenses:
    Health care services                    200,753     179,318
    Commissions                              10,474       8,948
    General and administrative (excludes
       depreciation and amortization)        47,890      43,826
    Depreciation and amortization             5,469       5,047
       Total operating expenses             264,586     237,139
 Operating income                            17,000      12,488

 Investment income:
    Interest and dividends                    4,362       3,958
    Realized gains, net                         739         139
       Total investment income, net           5,101       4,097

 Other:
    Interest expense                          (782)       (913)
    Other expense, net                         (45)        (14)
       Total other, net                       (827)       (927)

 Income before minority interest and
    provision for income taxes               21,274      15,658

 Minority interest in consolidated
    subsidiary                                          (1,468)

 Provision for income taxes                 (8,477)     (6,348)

 Net income                                 $12,797      $7,842

 Weighted average common shares
    outstanding                          18,719,091  14,962,500
 Potential dilutive common shares           477,479     236,528
 Basic earnings per share                     $0.68       $0.52
 Diluted earnings per share                   $0.67       $0.52

     See accompanying Notes to Consolidated Financial Statements.

                                                  RIGHTCHOICE MANAGED CARE, INC.
                                                CONSOLIDATED STATEMENTS OF CHANGES
                                                IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                                  (in thousands, except shares)

                                                                                               Net
                                                                                             assets        Accumulated
                                                         Additional                       available for       other
                                                Common    paid-in    Retained   Treasury  the benefit of  comprehensive
                                                 stock    capital    earnings     stock      members          loss          Total
Balance at
   December 31, 1999                                                                         $217,281        $(3,557)      $213,724


Comprehensive income:

   Net income                                                                                   7,842                         7,842

   Change in unrealized depreciation
   on available-for-sale securities,
   net of income tax provision of $237
   and net of minority interest charge of $74                                                                     294           294
                                                                                                                            -------
Comprehensive income                                                                                                          8,136

Other                                                                                               2                             2

Balance at
   March 31, 2000                                                                             225,125         (3,263)       221,862


Comprehensive income:

   Net income                                                          $3,976                  23,708                        27,684

   Change in unrealized depreciation
   on available-for-sale securities,
   net of income tax provision of $1,507
   and net of minority interest charge of $323                                                                  2,322         2,322

   Minimum pension liability
   adjustment, net of income tax
   benefit of $33                                                                                                (63)          (63)
                                                                                                                            -------
Comprehensive income                                                                                                         29,943

Other                                                                                             116                           116

Payment to The Missouri
Foundation For Health                                                                        (12,780)                      (12,780)

Issuance of common stock
pursuant to the
Reorganization                                    $187    $300,277               $(490)     (236,169)           (473)        63,332

Common shares issued
under the company's stock
option plan subsequent to
the Reorganization                                              40                  256                                         296

Balance at
   December 31, 2000                               187     300,317      3,976     (234)             0         (1,477)       302,769


Comprehensive income:

   Net income                                                          12,797                                                12,797

   Change in unrealized depreciation
   on available-for-sale securities,
   net of income tax provision of $475                                                                            795           795
                                                                                                                            -------
Comprehensive income                                                                                                         13,592

65,840 common shares issued
under the company's stock
option plan                                                    867                  234                                       1,101

Balance at
   March 31, 2001                                 $187    $301,184    $16,773        $0            $0          $(682)      $317,462

    See accompanying Notes to Consolidated Financial Statements.


                   RIGHTCHOICE MANAGED CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands)

                                         For the three months ended March 31,
                                                  2001          2000
Cash flows from operating activities:
   Net income                                   $12,797         $7,842
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Benefit for deferred income taxes          (1,123)          (720)
     Depreciation and amortization                5,469          5,047
     Undistributed earnings of affiliates         (160)          (203)
     Gain on sale of investments                  (739)          (139)
     Amortization of premiums and
        accretion of discounts, net                  20           (93)
     (Gain) loss on sale of property
        and equipment                              (31)              1
     Minority interest in consolidated
        subsidiary                                               1,468
   Decrease (increase) in certain assets:
     Receivables                                  7,779       (10,984)
     Other assets                               (2,697)            240
   (Decrease) increase in certain liabilities:
     Medical claims payable                     (3,676)        (1,407)
     Unearned premiums                            (603)          2,026
     Accounts payable and accrued expenses      (9,706)        (4,336)
     Reserve for loss contract                                   (315)
     Obligations for employee benefits            1,010            530
     Income taxes payable                         9,237          7,040
Net cash provided by operating activities        17,577          5,997
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                             9,493         13,159
   Proceeds from investments sold:
     Fixed maturities                            68,274          7,537
     Equity securities                              618
     Other                                          530            513
   Investments purchased:
     Fixed maturities                          (94,703)       (23,423)
     Equity securities                            (731)        (5,118)
   Proceeds from property and
      equipment sold                                 31
   Property and equipment purchased             (3,925)        (2,267)
Net cash used in investing activities          (20,413)        (9,599)
Cash flows from financing activities:
   Issuance of common stock under
      stock plans                                   215              3
   Payments of long-term debt                   (2,000)        (2,000)
   Payments of capital lease
      obligations                               (1,066)        (1,245)
Net cash used in financing activities           (2,851)        (3,242)
Net decrease in cash and cash equivalents       (5,687)        (6,844)
Cash and cash equivalents at beginning of
   period                                        56,026         63,477
Cash and cash equivalents at end of period      $50,339        $56,633
Supplemental Disclosure of Cash Information:
   Interest paid                                   $788           $913
   Income taxes paid, net                           362             29
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through capital leases      1,315            269

    See accompanying Notes to Consolidated Financial Statements.


                   RightCHOICE Managed Care, Inc.
             Notes to Consolidated Financial Statements
                             (unaudited)


1.      Financial statement presentation

The interim consolidated financial statements included herein have been prepared by RightCHOICE Managed Care, Inc., a Delaware corporation (RightCHOICE or the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; however, the management of the company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the company with respect to the interim consolidated financial statements, and the consolidated results of its operations and its cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

2.      Organization

RightCHOICE is the largest provider of health care benefits in the state of Missouri in terms of members. The company offers a comprehensive array of managed health care products and services, including preferred provider organizations (PPO), point of service (POS), health maintenance organizations (HMO), Medicare supplement, specialty managed care, short-term medical and managed indemnity benefit plans, third-party administrator (TPA) services, administrative services only (ASO), network rental services and life insurance agency services. The company offers these products and services to large and small employers as well as individuals.

On November 30, 2000, the company completed a series of transactions (collectively, the Reorganization) pursuant to the Agreement and Plan of Reorganization, dated as of March 14, 2000, by and among Blue Cross and Blue Shield of Missouri (BCBSMo), RightCHOICE Managed Care, Inc., a Missouri corporation (Old RightCHOICE), The Missouri Foundation For Health (the Foundation), and RightCHOICE. In connection with the Reorganization, (a) BCBSMo transferred its insurance contracts and associated assets and liabilities to Healthy Alliance Life Insurance Company, a subsidiary of Old RightCHOICE, (b) BCBSMo converted from a Missouri non-profit non-stock health services corporation to a Missouri for-profit stock corporation by amending its charter documents, (c) BCBSMo then issued one share of its common stock to the Foundation, (d) BCBSMo reincorporated as a Delaware corporation by merging with RightCHOICE, which the Foundation owned at the time, and (e) Old RightCHOICE merged with RightCHOICE with RightCHOICE emerging as the surviving corporation in the merger. The last step of this transaction resulted in the following: (a) the class A stockholders of Old RightCHOICE received an equal number of shares of RightCHOICE in exchange for their shares of Old RightCHOICE, (b) each outstanding share of Old RightCHOICE class B common stock was cancelled, and (c) the one outstanding share of RightCHOICE common stock owned by the Foundation was converted into 14,962,500 shares of RightCHOICE common stock. Also, immediately prior to the Reorganization, BCBSMo paid $12.8 million to the Foundation in partial satisfaction of claims by various parties.

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

Upon completion of the Reorganization on November 30, 2000, there were 18,659,300 outstanding common shares of RightCHOICE, of which 14,962,500 shares (or approximately 80%) were held beneficially by the Foundation. As of March 31, 2001, there were 18,744,343 shares outstanding of which 14,962,500 shares (or approximately 80%) were held beneficially by the Foundation. The Foundation had approximately 80% of the voting power of RightCHOICE at March 31, 2001, although a voting trust held approximately 94% of the Foundation's shares at March 31, 2001. The Foundation will vote and sell shares as required by the voting trust and divestiture agreement.

See Note 9, "Unaudited pro forma financial information," for additional information related to the Reorganization referred to above.

3.      Contingencies

Litigation with the Missouri Attorney General and Missouri
Department of Insurance

As a result of the reorganization and related settlement that occurred on November 30, 2000, Old RightCHOICE and Blue Cross and Blue Shield of Missouri and their affiliates, on the one hand, and the state of Missouri, on the other hand, have resolved all of their outstanding litigation and regulatory issues related to Blue Cross and Blue Shield of Missouri's operation of Old RightCHOICE following the organization of Old RightCHOICE in 1994. There remains pending, however, the appeal of a judgement related to the corporate status of Blue Cross and Blue Shield of Missouri described below under "Litigation relating to corporate status of Blue Cross and Blue Shield of Missouri."

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

One of the two individuals appealed the circuit court's judgment of November 3, 2000. If the circuit court's judgment is reversed, our company, as successor to Blue Cross and Blue Shield of Missouri, could be obligated to pay substantial money damages. It is also possible that if the circuit court's judgment is reversed, a court could order the reorganization be rescinded as if it never happened, although we believe that this would be unlikely. If a court enters those orders or orders like those, it would have a material adverse effect on us.

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

Other contingencies

In addition to the matters described above, from time to time in the ordinary course of business, RightCHOICE and certain of its subsidiaries are parties to various legal proceedings, including the claims of its members and its subsidiaries' members arising from health plan benefit coverage issues for certain services under evolving theories of liability. The financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or RightCHOICE in particular, is presently unknown.

4.      Recently issued accounting standards

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, as extended by SFAS No. 137. Earlier application of SFAS No. 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The adoption of SFAS No. 133 did not have a material impact on the company's financial position or results of operations. The company has minimal use of derivatives as defined by SFAS No. 133 and does not use derivatives for hedging activities.

RightCHOICE's subsidiaries, Healthy Alliance Life Insurance Company, HMO Missouri, Inc., HealthLink HMO, Inc., and RightCHOICE Insurance Company, file statutory-based financial statements with the Departments of Insurance of the states with which they do business. On January 1, 2001, significant changes to the statutory basis of accounting became effective. The cumulative effect of these changes, known as the Codification of Statutory Accounting Principles guidance (the Codification), will be recorded as a direct adjustment to the statutory surplus of the company's subsidiaries. The company's adoption of the Codification did not have a material adverse effect on the company or its subsidiaries. The statutory surplus of the company's subsidiaries after adoption of the Codification continues to be in excess of the regulatory risk-based capital requirements.

5.      Provision for income taxes

The company's effective income tax provision rate was 39.8% and 40.5% for the first quarters of 2001 and 2000, respectively. The effective tax provision rates for the first quarters of 2001 and 2000 were affected by non-deductible goodwill amortization, among other things. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon all the available evidence, management believes it is more likely than not that the company will realize its deferred tax assets as of March 31, 2001, and, accordingly, no valuation allowance has been provided against such assets as of March 31, 2001.

6.      Earnings per share

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. Share and per share data for the first quarter of 2000 give effect to the Reorganization (see Note 2, "Organization," above) in a manner similar to a stock split (i.e. as if the 14,962,500 shares of RightCHOICE existed for all prior periods before the Reorganization was completed in place of the one share of RightCHOICE that the Foundation owned prior to the Reorganization). Because the Reorganization was accounted for in a manner similar to a pooling of interests, except for the exchange of the 3.7 million shares of class A common stock held by the public minority stockholders of Old RightCHOICE and the exchange of options to purchase shares of Old RightCHOICE for options to purchase shares of RightCHOICE, the weighted average shares outstanding used for computing the first quarter of 2000 earnings per share consist only of the 14,962,500 shares owned by the Foundation. For the first quarter of 2001, weighted average shares outstanding consist of the 14,962,500 shares plus approximately 3.7 million common shares issued to the former public minority stockholders of Old RightCHOICE on November 30, 2000, the date of the Reorganization, plus approximately 0.1 million shares issued subsequent to the Reorganization pursuant to stock-based compensation plans. There were 477,479, and 236,528 potential dilutive common shares for the first quarters of 2001 and 2000, respectively.

7.      Comprehensive income

The components of other comprehensive income related to the unrealized gains on RightCHOICE's available-for-sale securities for the three month periods ended March 31, 2001 and 2000 are as follows:

                                                 Three months ended March 31,
                                                       2001       2000
                                                        (in thousands)
Unrealized holding gains arising during
        period, net of taxes and minority interest      $1,279      $385
Less:   reclassification adjustment for
        gains included in net income, net of taxes       (484)      (91)
Net unrealized gains on securities, net
        of taxes and minority interest                    $795      $294


The components of accumulated other comprehensive loss on the Consolidated Balance Sheets include unrealized net (depreciation) appreciation of investments as well as a minimum pension liability adjustment. The unrealized net depreciation of investments, net of taxes, was $324 and $1,119 at March 31, 2001 and December 31, 2000, respectively. The minimum pension liability increase, net of taxes, was $358 and $358 at March 31, 2001 and December 31, 2000, respectively.

8.  Segment information

The company operates in three segments, which it defines as underwritten, self-funded, and other. The company's underwritten segment includes a comprehensive array of products including PPO, POS, HMO, Medicare supplement, managed indemnity, specialty managed care and short-term medical coverages. The company's self-funded segment includes TPA, ASO for self-insured organizations, network rental services for self-insured organizations, insurance companies and other organizations, including network rental for workers' compensation, national service accounts through the Blue Cross Blue Shield Association for which RightCHOICE accepts no underwriting risk, and life insurance agency services. The other segment primarily includes the company's real estate assets and related rental and lease revenues and expenses. All of the company's revenues, including underwritten premiums and self-funded fees and other income and real estate revenue, are derived from domestic (United States) sources, and no single customer accounts for more than 10% of total revenues.

Operating income for the company's underwritten segment is determined by deducting from premium revenue the health care service costs, commissions, and general and administrative expenses that are attributable to that segment's operations. Operating income for the self-funded segment is determined by deducting from fees and other income the commissions and general and administrative expenses attributable to the segment.
Operating income for the other segment is determined by deducting from rental revenues the general and administrative expenses (including depreciation) attributable to the segment. Expenses not directly traceable to an industry segment are allocated on a consistent and reasonable basis utilizing membership, groups, claims, and other key drivers. Net investment income is allocated to segments separately for each subsidiary of the company based on the amount of segment revenue generated at each entity. Net investment income of the parent company is allocated to segments based on the company's total consolidated underwritten and self-funded segment revenue. Corporate identifiable assets for the underwritten and self-funded segments include only receivables because the company does not produce more detailed information by segment internally. Corporate identifiable assets for the company's other segment includes the net book value of the company's real estate and related assets. Intersegment revenues include the rental income related to the company's corporate headquarters. This related party transaction is eliminated in the company's Consolidated Financial Statements. Financial information by segment is as follows (in thousands):

As of and for the
three months ended                 Self-
March 31, 2001      Underwritten  funded     Other   Eliminations Consolidated
Revenues              $246,921    $33,833    $2,032    $(1,200)   $281,586
Operating income         2,880     13,299       821                 17,000
Investment income, net   4,721        380                            5,101
Depreciation and
amortization expense     3,254      1,503       712                  5,469
Identifiable assets     83,963     40,518    58,471                182,952


As of and for the
three months ended                 Self-
March 31, 2000      Underwritten  funded     Other   Eliminations Consolidated
Revenues              $220,342    $28,632    $1,919    $(1,266)   $249,627
Operating income         2,178      9,533       777                 12,488
Investment income, net   3,781        316                            4,097
Depreciation and
amortization expense     2,936      1,398       713                  5,047
Identifiable assets     70,380     36,064    61,282                167,726

9.  Unaudited pro forma financial information

In accordance with Accounting Principles Board Opinion 16, "Business Combinations", the following unaudited pro forma summary for the first quarter of 2000 presents revenues, operating income, net income and per share data of RightCHOICE as if the Reorganization had occurred as of the beginning of the quarter. The pro forma information includes the results of operations of BCBSMo combined with Old RightCHOICE. In addition, results include amortization of intangible assets resulting from the Reorganization, additional premium tax expense for the underwritten business of BCBSMo that was not previously subject to premium tax, foregone interest on the cash that was paid to the Foundation, and the related income tax effects of such adjustments. In addition, the results below exclude the reduction of expense in the first quarter of 2000 of approximately $0.3 million (before tax), which was primarily due to a change in estimate for certain external legal costs related to the Reorganization based upon the resolution of certain legal fee obligations determined after the end of 1999, along with the related tax effect of such expense reduction. The charge for the minority stockholders' interest in Old RightCHOICE has been excluded because the information below assumes the Reorganization took place at the beginning of the first quarter of 2000. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if BCBSMo and Old RightCHOICE had been a single entity during the quarter ended March 31, 2000, nor is it indicative of the results of operations which may occur in the future. Pro forma basic earnings per share is calculated based on approximately 18.6 million shares for the first quarter of 2000. Pro forma diluted earnings per share is calculated based on approximately 18.9 million shares for the first quarter of 2000. First quarter 2001 actual results are included for comparative purposes.

(unaudited)                          Three months ended
                                          March 31,
                                       2001        2000
                                     (actual)  (pro forma)
Revenues                            $281,586    $249,627
Operating income                      17,000      11,490
Net income                            12,797       8,200
Basic earnings per share               $0.68       $0.44
Diluted earnings per share              0.67        0.43

10. Subsequent events

On May 7, 2001, the Foundation and the company completed a sale of 4,000,000 shares of common stock of the company. Of the total, 3,250,000 shares were sold by the Foundation. RightCHOICE did not receive any proceeds from this sale of shares by the Foundation. The company sold 750,000 shares of RightCHOICE common stock which resulted in net proceeds to the company of approximately $26.6 million after deducting the underwriting discounts and commissions and other expenses. The proceeds of the sale of these shares were used primarily to repay the remaining $24.1 million of borrowed funds outstanding under the company's credit facility. Upon repayment of these borrowings on May 7, 2001, the company's credit facility was terminated. The remaining net proceeds from the company's stock sale will be used for capital expenditures and other general corporate purposes.
On May 10, 2001, the Foundation sold an additional 600,000 shares pursuant to the underwriters' over-allotment option. RightCHOICE did not receive any proceeds from this sale of shares by the Foundation. After these sales, the Foundation owned approximately 11.1 million shares, or approximately 57% of the company's outstanding common stock as of May 10, 2001. A voting trust holds approximately 92% of the Foundation's shares as of May 10, 2001.

ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Except for the historical information included herein, this Report includes forward-looking statements that involve risks and uncertainties. We intend that these forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often accompanied in this Report by words such as "believe," "plan," "anticipate," "project," "expect," "estimate," and similar expressions. These forward-looking statements are based on management's current expectations and are subject to risks, uncertainties and changes in circumstances. These forward-looking statements are not guarantees of future performance. Actual results may differ materially from the expectations described in this Report due to, among other things, the factors detailed in our Annual Report on Form 10-K under the caption "Factors That May Affect Future Results of Operations." We are under no obligation, and expressly disclaim any obligation, to update or alter these forward-looking statements whether as a result of new information, future events or otherwise.

Results of operations

Revenues

The following table sets forth revenue (in thousands) by funding type and product group for the three month periods ended March
31, 2001 and 2000:

                                         Three months ended March 31,
Underwritten premium revenue:                 2001         2000
   PPO                                     $106,019       $79,666
   POS                                       59,689        46,486
   HMO (includes other POS)                  37,690        56,320
   Medicare supplement                       21,996        22,796
   Managed indemnity                            689           685
   Other specialty services                  20,738        14,389
      Total premium revenue                 246,821       220,342
Self-funded PPO/POS, HMO and ASO revenue
   (includes HealthLink and other income)    33,933        28,632
Non-affiliated real estate rental income        832           653
      Total fees and other income            34,765        29,285
      Total revenues                       $281,586      $249,627

Operating ratios

The following table sets forth selected operating ratios. The medical cost ratio reflects health care services expense as a percentage of premium revenue. All other ratios are shown as a percentage of total revenues:


                                  Three months ended March 31,
                                        2001      2000
Operating revenue ratios:
  Premium revenue                       87.7%     88.3%
  Self-funded fees and other income     12.0%     11.5%
  Non-affiliated rental income           0.3%      0.2%
                                       100.0%    100.0%
Operating ratios:
  Medical cost ratio                    81.3%     81.4%
  Commission expense ratio               3.7%      3.6%
  General and administrative            18.9%     19.6%
     expense ratio
  Adjusted general and administrative
     expense ratio (excludes depreciation
     and amortization)                  17.0%     17.6%

Membership

The following table sets forth the number of members by funding type and product group:

                                                            %
                                        March 31,        Increase/
                                  2001           2000   (Decrease)

Underwritten:
  PPO                           247,389         210,138     17.7
  POS                           146,958         134,051      9.6
  HMO (includes other POS)       86,008         128,574   (33.1)
  Medicare supplement            48,350          51,863    (6.8)
  Managed indemnity               1,548           1,596    (3.0)
     Total underwritten
        membership              530,253         526,222      0.8
Self-funded:
  PPO/POS                        57,380          44,308     29.5
  HMO                             5,065           7,633   (33.6)
  ASO (includes HealthLink):
   Workers' compensation        782,800         639,765     22.4
   Other ASO(1)               1,426,794       1,350,266      5.7
     Total self-funded
        membership            2,272,039       2,041,972     11.3

Total membership              2,802,292       2,568,194      9.1

(1)Does not include 569,875 and 434,633 additional third-party administrator members as of March 31, 2001 and 2000, respectively, that are part of The EPOCH Group, L.C. (EPOCH), a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995. The membership above does include 195,387 and 160,593 members of EPOCH as of March 31, 2001 and 2000, respectively, whose employers are primarily located in our Blue Cross and Blue Shield service area. Our share of the earnings of EPOCH is included within the caption, "Other expense, net" in the Consolidated Statements of Income.


COMPARISON OF RESULTS FOR FIRST QUARTER 2001 TO FIRST QUARTER 2000

Revenues

Underwritten

Premium revenue increased $26.5 million, or 12.0%, to $246.8 million in the first quarter of 2001 from $220.3 million in the first quarter of 2000. As described below, components of premium revenue were affected by shifts in product mix, rate increases, enrollment growth, and other factors. As a result, such increase in premium revenue may not be indicative of future periods. We will continue to strive to establish premium rates based on anticipated health care costs. Depending on future competition, customer acceptance of premium increases, future health care cost trends and other factors, we cannot provide any assurances that we will be able to price the products of our subsidiaries in excess of health care cost trends.

In the early part of 2000, several of our competitors announced their intention to exit the Missouri market, which is our primary sales area. A reduction in the number of competitors for the Missouri market share has had a positive impact on our ability to attract and maintain membership. We cannot, however, provide any assurances that we will continue to attract or retain membership.
Our membership has also benefited from our participation in the BlueCard(R) PPO program. The BlueCard(R) PPO program allows our
Alliance PPO and POS members access to Blue Cross and Blue Shield plans' providers throughout essentially all of the United States and 200 countries worldwide.

PPO premium revenue, including our Illinois PPO products and Federal Employee Program, increased approximately $26.3 million, or 33.1%, to $106.0 million in the first quarter of 2001 from $79.7 million in the first quarter of 2000 -- $16.1 million due to a 19.4% increase in member months and a $10.2 million increase resulting from an 11.5% increase in net premium rates. The term member months refers to the cumulative number of members added together over a specific time period. Thus, for a quarter, member months are determined by adding together the membership counts for all three months. Net premium rates increased due in part to our premium renewal rate increases, which are affected by medical cost inflation, changes in deductibles, the timing of group renewals throughout the year and product mix changes. Member months increases reflect the membership growth in our PPO products that we began offering in Illinois under the RightCHOICE of Illinois brand at the end of the first quarter of 1997. Included in the number of underwritten PPO members are 31,660 PPO Illinois members as of March 31, 2001, an increase of 13,480 members from March 31, 2000. Also, member months increased due to an increase in large group sales partially due to the popularity of the aforementioned BlueCard(R) PPO program. PPO premium revenue for the Federal
Employee Program increased $3.9 million, or 18.8%, to $24.8 million in the first quarter of 2001 from $20.9 million in the first quarter of 2000. Federal Employee Program revenue typically fluctuates based on actual administrative costs incurred and claims submitted. The increase in the Federal Employee Program revenue is primarily due to the increase in related claims costs of approximately $3.8 million.

POS premium revenue, which includes our AllianceChoice and AlliancePreferred group and individual products, increased $13.2 million, or 28.4%, to $59.7 million for the first quarter of 2001 from $46.5 million for the first quarter of 2000 -- $7.4 million of the increase due to a 16.1% increase in net premium rates and $5.8 million of the increase resulting from a 10.6% increase in member months. Net premium rates increased due in part to premium renewal rate increases which are affected by medical cost inflation, changes in deductibles, the timing of group renewals throughout the year and product mix changes. We began offering our AlliancePreferred POS products in January 2001. AlliancePreferred POS offers the same benefits and service area as AllianceChoice POS, but with a complementary network of providers. We had approximately 1,300 members enrolled in AlliancePreferred POS as of March 31, 2001.

HMO (including other POS) premium revenue decreased $18.6
million, or 33.1%, to $37.7 million in the first quarter of 2001 from $56.3 million in the first quarter of 2000 primarily due to the planned and intentional termination, effective December 31, 2000, of our participation in the Missouri Consolidated Health Care Plan (MCHCP) and Blue Horizons Medicare HMO. Excluding these two programs, premium revenue increased approximately $3.0 million, or 8.8%, to $37.7 million in the first quarter of 2001 from $34.7 million in the first quarter of 2000, primarily due to an 8.4% increase in net premium rates. Membership in underwritten HMO (and other POS) products declined by 42,566 members from March 31, 2000 to March 31, 2001. However, excluding the two aforementioned terminated programs, membership increased by 3,885 members over this same time period.

Medicare supplement premium revenue decreased by $0.8 million, or 3.5%, to $22.0 million in the first quarter of 2001 from $22.8 million in the first quarter of 2000 -- $1.7 million of the decrease resulting from a 7.3% decrease in member months, partially offset by a $0.9 million increase due to a 4.0% increase in net premium rates.

Membership in our Medicare supplement products has decreased in part due to subscribers opting for competitors' Medicare-risk HMO programs in which medical benefits are at least as comprehensive as benefits for persons eligible to receive benefits under a Medicare supplement program. These Medicare-risk HMO programs have historically been offered at either no additional cost to the member or at a lower cost than our Medicare supplement products.

Managed indemnity premium revenue remained unchanged at $0.7 million for the first quarter of 2001 and the first quarter of 2000. Net premium rates increased 11.6% offset by a 9.9% decline in member months. Member month declines are consistent with our strategy to move toward more managed health care products. With the exception of a short-term medical product, we no longer sell managed indemnity products, but we continue to renew coverage for those members who wish to remain in these managed indemnity programs.

Other specialty services premium revenue, which is derived from our PPO and POS group pharmacy plans as well as all of our group dental benefit plans, increased $6.3 million, or 44.1%, to $20.7 million in the first quarter of 2001 from $14.4 million in the first quarter of 2000 -- $3.2 million of the increase as a result of a 16.4% increase in member months and $3.1 million resulting from a 23.8% increase in net premium rates. Specialty product membership related to our pharmacy products increased during this period as a result of growth in the our underwritten membership. The increase in membership for pharmacy products was offset slightly by decreases in our dental product member months, which decreased by 15.1% due to competition from dental products that have lower premiums than our dental product. We do not separately report membership related to other specialty services in our total underwritten membership because these members are already counted as members of our other underwritten products. The 23.8% increase in net premium rates primarily relates to our pharmacy products and corresponds to the high levels of prescription utilization and trends that our company, as well as the industry as a whole, have experienced in recent years.

Self-funded

Fees and other income from administrative services only, self-funded network services and life insurance commission revenues increased $5.3 million, or 18.5%, to $33.9 million in the first quarter of 2001 from $28.6 million in the first quarter of 2000. This increase is partially due to increased revenues of $1.8 million from HealthLink, Inc. (HealthLink), our network rental and managed care service subsidiary. HealthLink's increase in revenues was partially due to expansion into new territories, membership growth in HealthLink's managed health care and workers' compensation programs, as well as increases in client access fees. Our BlueCard(R) PPO and National Account ASO revenues increased by $1.1 million due to a 20.6% increase in member months. In addition, our self-funded PPO/POS and PPO network rental revenues (non-HealthLink) increased by $1.9 million in the first quarter of 2001 as compared to the first quarter of 2000 due in part to an 8.9% increase in member months.

Other income

Rental income related to non-affiliated tenants increased to $0.8 million in the first quarter of 2001 from $0.7 million in the first quarter of 2000.

Operating expenses

Our medical cost ratio decreased to 81.3% in the first quarter of 2001 from 81.4% in the first quarter of 2000. The medical cost ratio represents health care services expense divided by premium revenue. The medical cost ratio in the first quarter of 2001 is lower compared to that in the first quarter of 2000 due in part to the our pricing strategy, which resulted in an overall increase in the premium per member per month of approximately 10.9% in the first quarter of 2001 as compared to the first quarter of 2000. The medical expense on a per member per month basis increased by approximately 10.8% in the first quarter of 2001 as compared to the first quarter of 2000. Inclusive in the medical expense on a per member per month basis in the first quarter of 2001 is a pharmacy cost trend increase in the low twenty percent range which was driven by a combination of factors, including introduction of new drug therapies, physicians' use of newer, more expensive drugs, and greater utilization of drugs driven in part by direct-to-consumer advertising. Approximately 95% of our underwritten members with a pharmacy benefit participate in a three-tier copayment program that encourages members and physicians to use the most cost-effective drugs in a drug class. We manage our medical costs through a variety of medical management programs.

Commission expense increased by approximately $1.6 million, or 17.1%, to $10.5 million in the first quarter of 2001 from $8.9 million in the first quarter of 2000. The commission expense ratio increased to 3.7% for the first quarter of 2001 from 3.6% for the first quarter of 2000. This ratio represents commission expense divided by total revenues. The increase in commission expense in the first quarter of 2001 is primarily due to an increase in overall premium and membership as compared to the first quarter of 2000. In addition, the increase in the commission expense ratio is partially due to the aforementioned termination of MCHCP. MCHCP premium revenue, which was not subject to commission expense, was $14.6 million in the first quarter of 2000.

General and administrative expenses, excluding depreciation and amortization, increased $4.1 million, or 9.3%, to $47.9 million in the first quarter of 2001 from $43.8 million in the first quarter of 2000. The increase in these expenses is partially attributable to HealthLink's geographic and member expansion efforts, which resulted in increased HealthLink expenses of $0.5 million in the first quarter of 2001 as compared to the first quarter of 2000. The increase in general and administrative expenses is also attributable to an increase of $0.6 million in corporate initiative expenses for corporate projects such as our efforts to comply with the Health Insurance Portability and Accountability Act (HIPAA) and our software migration to FACETS(R), a newer client server software package to handle our primary transaction functions. Additional general and administrative expense increases relate to an increase in our overall membership of 9.1% (6.9% excluding HealthLink).

Our general and administrative expense ratio, excluding depreciation and amortization, decreased to 17.0% in the first quarter of 2001 from 17.6% in the first quarter of 2000. The ratio represents general and administrative expenses, excluding depreciation and amortization, divided by total revenues. The decrease of 0.6% reflects our continued focus on cost containment and increased economies of scale associated with premium and revenue growth in the first quarter of 2001.

Depreciation and amortization expenses increased to $5.5 million in the first quarter of 2001 from $5.0 million in the first quarter of 2000. During the first quarter of 2001, we amortized $0.4 million of the goodwill and intangible assets resulting from our Reorganization on November 30, 2000, as described in Note 2, "Organization," in the Notes to Consolidated Financial Statements.

Operating expenses for our underwritten segment include health care service costs, commissions, and general and administrative expenses attributable to that segment's operations. Operating expenses for the self-funded segment include commissions and general and administrative expenses attributable to that segment. Operating expenses for the other segment include general and administrative expenses primarily related to our real estate activities. Operating expenses for the underwritten segment increased $25.8 million to $244.0 million in the first quarter of 2001 from $218.2 million in the first quarter of 2000 primarily due to an increase in health care service costs of $21.4 million. Health care service costs increased due primarily to an increase in our per member claims costs, as previously described, as well as an overall increase in underwritten membership of approximately one percent. General and administrative and commission expenses also increased by $2.9 million and $1.5 million, respectively, in the first quarter of 2001 as compared to the first quarter of 2000. These increases were also partially attributable to the increase in our underwritten membership as well as an increase in corporate initiative expenses in the first quarter of 2001. As previously noted, the commission expense increased due to increased premiums as well as the impact of gaining new underwritten membership that is subject to commission expense while terminating the MCHCP membership that was not subject to commission expense. Operating expenses for the self-funded segment increased $1.4 million to $20.5 million in the first quarter of 2001 from $19.1 million in the first quarter of 2000. This increase was partially due to an increase in HealthLink's general and administrative expenses of $0.5 million, as previously described. In addition, general and administrative expenses related to our non-HealthLink products increased $0.9 million due largely to the increase in our other self-funded membership, as previously described. Operating expenses for the other segment increased to $1.2 million in the first quarter of 2001 from $1.1 million in the first quarter of 2000.

Operating income

Operating income increased $4.5 million, or 36.1%, to $17.0 million in the first quarter of 2001 from $12.5 million in the first quarter of 2000.

Operating income for our underwritten segment increased $0.7 million, or 32.2%, to $2.9 million in the first quarter of 2001 from $2.2 million in the first quarter of 2000. The improvement was primarily due to the improved general and administrative expense and medical cost ratios.

Operating income for our self-funded segment increased $3.8 million, or 39.5%, to $13.3 million in the first quarter of 2001 from $9.5 million in the first quarter of 2000. This improvement is due partially to HealthLink's continued profit growth from increased membership and regional expansion, as previously described. The increase in operating income is also due to the increase in our other self-funded membership, as previously described.

Operating income for the other segment remained unchanged at $0.8 million in the first quarters of 2001 and 2000.

Net investment income

Net investment income increased $1.0 million, or 24.5%, to $5.1 million in the first quarter of 2001 from $4.1 million in the first quarter of 2000, as a result of comparatively higher cash and investment levels in 2001 as well as an increase of $0.6 million in net realized gains. Net investment income includes investment income in the form of interest and dividend income and net realized gains or losses from the sale of portfolio securities.

Other, net

Other, net expenses decreased $0.1 million, or 10.8%, to $0.8 million in the first quarter of 2001 from $0.9 million in the first quarter of 2000. Other, net includes interest expense, realized gains and losses from the sale of property and equipment, equity in unconsolidated affiliates, and other items. Interest expense decreased by $0.1 million in the first quarter of 2001 as compared to the first quarter of 2000 primarily due to a reduction in the total amount of debt outstanding under our credit facility.

Minority interest in consolidated subsidiary

The charge for the minority interest in the first quarter of 2000 relates to the public minority stockholders' interest in the results of operations of RightCHOICE Managed Care, Inc., a Missouri corporation (Old RightCHOICE), as further described in
Note 2, "Organization," of the Notes to Consolidated Financial Statements. The public minority stockholders consisted of the holders of the 3.7 million class A common shares of Old RightCHOICE, which represented approximately 20% of the total outstanding shares of Old RightCHOICE.

Provision for income taxes

Our effective income tax provision rate was 39.8% and 40.5% for the first quarters of 2001 and 2000, respectively. Our effective income tax rates for the first quarters of 2001 and 2000 were affected by non-deductible goodwill amortization, among other things. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon all the available evidence, we believe it is more likely than not that we will realize our deferred tax assets as of March 31, 2001, and, accordingly, no valuation allowance has been provided against such assets as of March 31, 2001.

Net income

Our net income for the first quarter of 2001 increased $5.0 million, or 63.2%, to $12.8 million as compared to net income of $7.8 million for the first quarter of 2000 as a result of the factors noted above. Basic and diluted earnings per share for the first quarter of 2001 were $0.68 and $0.67, respectively, compared to basic and diluted earnings per share for the first quarter of 2000 of $0.52 and $0.52, respectively. Earnings per share for the quarter ended March 31, 2001 are based upon weighted average shares outstanding of approximately 18.7 million, excluding potential common stock, and 19.2 million, assuming full dilution. Earnings per share for the quarter ended March 31, 2000 are based on 15.0 million shares, excluding potential common stock, and 15.2 million shares, assuming full dilution. The increase in weighted average shares outstanding in the first quarter of 2001 compared to the first quarter of 2000 primarily relates to the effect of the Reorganization on November 30, 2000 which resulted in the issuance of 3.7 million shares as further described in Note 2, "Organization," of the Notes to Consolidated Financial
Statements. In addition, for weighted average shares outstanding assuming full dilution, the increase in the first quarter of 2001 was primarily due to the aforementioned Reorganization as well as the impact of a higher stock price during the first quarter of 2001 as compared to the first quarter of 2000.

Liquidity and Capital Resources

Our working capital as of March 31, 2001 was $138.0 million, a decrease of $5.4 million from $143.4 million as of December 31, 2000. The decrease is mainly due to our debt of $24.1 million under our credit facility that is classified as a current liability as of March 31, 2001. As of December 31, 2000, the current portion of this debt was $6.0 million. Excluding this $18.1 million increase in the current portion of our debt, our working capital increased by $12.7 million. The increase is partially attributable to the net income of $12.8 million in the first quarter of 2001. Depreciation and amortization expenses related to noncurrent assets was $5.5 million. We capitalized
$3.9 million of costs for property and equipment purchases, $2.9 million of which relates to capitalized software and capitalized internally developed software. The purchased software and internally developed software consist of our information and operations strategy development (FACETS(R) software migration), compliance efforts related to HIPAA, and internet development. Our unrealized depreciation of investments available for sale, net of tax, decreased (improved) by $0.8 million in the first quarter of 2001. In addition, we repaid
$2.0 million of the debt from our credit facility as well as $1.1 million of debt related to our capital leases.

Net cash provided by operations totaled $17.6 million for the first quarter of 2001 as compared to $6.0 million for the first quarter of 2000. For the first quarter of 2001, our net income was $12.8 million, which included $5.5 million of depreciation and amortization expenses. In addition, receivables, accounts payable and accrued expenses, medical claims payable, and income taxes payable were affected by the timing of cash payments and receipts as well as changes in membership and net premium rates and claims payments. Receivables decreased by $7.8 million in part due to a net reduction in underwritten membership of approximately 24,000 members (inclusive of the aforementioned MCHCP and Blue Horizons Medicare HMO members) from December 31, 2000 to
March 31, 2001, a decrease of $1.1 million related to HealthLink's receivables, as well as other timing factors. Accounts payable and accrued expenses decreased by $9.7 million due in large part to annual broker bonuses that are paid in the first quarter of each year as well as payments made to our employees pursuant to the our annual incentive programs. Medical claims payable decreased by $3.7 million, due in part to the reduction in underwritten membership from December 31, 2000 to March 31, 2001, as previously stated. Income taxes payable increased by $9.2 million due to the timing of quarterly estimated tax payments.

Stock offering

On May 7, 2001, the Foundation and our company completed a sale of 4,000,000 shares of our common stock. Of the total, 3,250,000 shares were sold by the Foundation. We did not receive any proceeds from this sale of shares by the Foundation. We sold 750,000 shares of common stock which resulted in net proceeds to our company of approximately $26.6 million after deducting the underwriting discounts and commissions and other expenses. The proceeds of the sale of these shares were used primarily to repay the remaining $24.1 million of borrowed funds outstanding under our credit facility. Upon repayment of these borrowings on May 7, 2001, our credit facility was terminated. The remaining net proceeds from our stock sale will be used for capital expenditures and other general corporate purposes. On May 10, 2001, the Foundation sold an additional 600,000 shares pursuant to the underwriters' over-allotment option. We did not receive any proceeds from this sale of shares by the Foundation. After these sales, the Foundation owned approximately 11.1 million shares, or approximately 57% of our outstanding common stock as of May 10, 2001. A voting trust holds approximately 92% of the Foundation's shares as of May 10, 2001.

Health Insurance Portability and Accountability Act of 1996

The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, which would, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member's transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. The privacy standards were issued on December 28, 2000, and the final privacy regulations became effective on April 14, 2001. The compliance date is April 14, 2003. We anticipate expending approximately $4 million to $5 million in 2001, of which approximately $2 million to $3 million will be capitalized, related to our efforts to comply with the electronic transaction code sets and provider identifier standards. The current compliance date for the transaction code sets is October 16, 2002. In the first quarter of 2001, we have expended approximately $0.7 million, of which approximately $0.3 million has been capitalized. We have not fully assessed the additional financial impact related to compliance with security and patient information privacy standards. We believe, however, the additional financial impact could be material.

Recently issued accounting standards

See the description under the same caption in Note 4 of the Notes to Consolidated Financial Statements of Item I, which is incorporated herein by reference.

Contingencies

See the description under the same caption in Note 3 of the Notes to Consolidated Financial Statements of Item I, which is incorporated herein by reference.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our annual report on Form 10-K for the year ended December 31, 2000.

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

Note 3, "Contingencies," of Part I, Item 1, contains a description of various pending and threatened claims involving the company and its affiliates and is incorporated herein by reference. See the description of this litigation under the headings "Litigation with the Missouri Attorney General and Missouri Department of Insurance," "Litigation relating to corporate status of Blue Cross and Blue Shield of Missouri," "Litigation relating to Medicare supplement premiums," and "Other contingencies."

ITEM 2.     Changes in Securities and Use of Proceeds

            None.

ITEM 3.     Defaults Upon Senior Securities

            None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

            None.

ITEM 5.     Other Information

            None.

ITEM 6.     Exhibits and Reports on Form 8-K

     a)     Exhibits:

Exhibit
Number      Exhibit

The following exhibits are submitted herewith:

10.1 Amended and Restated Lease, dated as of May 1, 2001, between Forty-Four Forty-Four Forest Park Redevelopment
Corporation and RightCHOICE Managed Care, Inc.

10.2 Amendment to Building Services Agreement, dated as of May 1, 2001, by and between Forty-Four Forty-Four Forest Park
Redevelopment Corporation and RightCHOICE Managed Care, Inc.

     b)     Reports on Form 8-K:

The company filed a report with the SEC on Form 8-K/A on January 29, 2001. This amendment included certain financial statements and pro forma financial information which were not available at the time of the filing of the 8-K report that was filed on December 15, 2000. The company's report on Form 8-K filed on December 15, 2000 related to the completion of the Reorganization of Blue Cross and Blue Shield of Missouri, the company, The Missouri Foundation For Health and RightCHOICE Managed Care Inc. (a Missouri corporation) which occurred on November 30, 2000.


                             SIGNATURES











Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date:  May 14, 2001                     By:  /s/   Sandra Van Trease
                                        Sandra Van Trease
                                        President, Chief Operating Officer
                                        and Chief Financial Officer

Date:  May 14, 2001                     By:  /s/  Stuart K. Campbell
                                        Stuart K. Campbell
                                        Senior Vice President,
                                        Finance