Form 10-Q
period 2001-06-30
RIGHTCHOICE MANAGED CARE INC /DE
filed 2001-08-09
CIK 1109802

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

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

          Title of each class           Outstanding at July 31, 2001

      Common stock, $0.01 par value     19,554,760 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    Second Quarter 2001 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                                     PAGE

     ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 2001
              and December 31, 2000                                       3

           Consolidated Statements of Income for the three and six
              months ended June 30, 2001 and 2000                         4

           Consolidated Statements of Changes in Stockholders' Equity
              for the three and six months ended June 30, 2001 and 2000   5

           Consolidated Statements of Cash Flows for the six months
              ended June 30, 2001 and 2000                                6

           Notes to Consolidated Financial Statements                     7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        15

     ITEM 3.  Quantitative and Qualitative Disclosures about Market
              Risks                                                      25

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                          25

     ITEM 2.  Changes in Securities and Use of Proceeds                  25

     ITEM 3.  Defaults Upon Senior Securities                            25

     ITEM 4.  Submission of Matters to a Vote of Security Holders        25

     ITEM 5.  Other Information                                          26

     ITEM 6.  Exhibits and Reports on Form 8-K                           26

SIGNATURES                                                               27

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                                  RightCHOICE Managed Care, Inc.
                                                    Consolidated Balance Sheets
                                         (in thousands, except shares and per share data)

    ASSETS

                                                                            June 30, 2001       December 31, 2000
                                                                             (unaudited)
Current assets:
  Cash and cash equivalents                                                       $59,433              $56,026
  Investments available for sale, at market value                                 283,314              262,039
  Receivables, net of allowances                                                  126,486              132,260
  Deferred income taxes                                                            10,079               10,430
  Other assets                                                                     19,219               18,798
    Total current assets                                                          498,531              479,553

Property and equipment, net                                                       111,148              110,010
Deferred income taxes                                                               8,799                5,413
Investments in affiliates                                                           5,812                6,475
Goodwill and intangible assets, net                                                89,545               91,963
    Total assets                                                                 $713,835             $693,414

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Medical claims payable                                                         $139,567             $145,980
  Unearned premiums                                                                74,680               69,073
  Accounts payable and accrued expenses                                            77,152               88,720
  Current portion of long-term debt                                                                      6,000
  Obligations for employee benefits                                                 1,684                1,574
  Income taxes payable                                                             20,570               20,938
  Current portion of obligations under capital leases                               4,528                3,883
    Total current liabilities                                                     318,181              336,168
Long-term debt                                                                                          20,063
Obligations for employee benefits                                                  31,613               29,554
Obligations under capital leases                                                    4,574                4,860
    Total liabilities                                                             354,368              390,645

Stockholders' equity:
  Preferred stock, $0.01 par, 25,000,000 shares authorized,
    no shares issued and outstanding
  Common stock, $0.01 par, 225,000,000 shares authorized,
    19,528,663 and 18,696,040 shares issued, respectively,
    19,528,663 and 18,678,503 shares outstanding, respectively                        195                  187
  Additional paid-in capital                                                      328,225              300,317
  Retained earnings                                                                32,190                3,976
  Treasury stock, 0 and 17,537 shares, respectively, at cost                                              (234)
  Accumulated other comprehensive loss                                             (1,143)              (1,477)
    Total stockholders' equity                                                    359,467              302,769
    Total liabilities and stockholders' equity                                   $713,835             $693,414

                                   See accompanying Notes to Consolidated Financial Statements.

                                                  RightCHOICE Managed Care, Inc.
                                           Consolidated Statements of Income (unaudited)
                                         (in thousands, except shares and per share data)


                                                             Three months ended                Six months ended
                                                                   June 30,                          June 30,
                                                           2001             2000             2001             2000
 Revenues:
   Premium                                              $253,975           $229,735       $500,796           $450,077
   Fees and other income                                  34,403             30,436         69,168             59,721
     Total revenues                                      288,378            260,171        569,964            509,798

 Operating expenses:
   Health care services                                  203,180            190,326        403,933            369,644
   Commissions                                            10,632              8,898         21,106             17,846
   General and administrative (excludes
     depreciation and amortization)                       47,179             44,233         95,069             88,059
   Depreciation and amortization                           5,783              5,176         11,252             10,223
     Total operating expenses                            266,774            248,633        531,360            485,772
 Operating income                                         21,604             11,538         38,604             24,026

 Investment income:
   Interest and dividends                                  4,314              4,448          8,676              8,406
   Realized (losses) gains, net                             (101)               926            638              1,065
     Total investment income, net                          4,213              5,374          9,314              9,471

 Other:
   Interest expense                                         (406)            (1,065)        (1,188)            (1,978)
   Other (expense) income, net                               (72)               825           (117)               811
     Total other, net                                       (478)              (240)        (1,305)            (1,167)

 Income before minority interest and
   provision for income taxes                             25,339             16,672         46,613             32,330

 Minority interest in consolidated subsidiary                                (1,674)                           (3,142)
 Provision for income taxes                               (9,922)            (6,510)       (18,399)           (12,858)

 Net income                                              $15,417             $8,488        $28,214            $16,330

 Weighted average common shares outstanding           19,210,282         14,962,500     18,966,044         14,962,500
 Potential dilutive common shares                        461,213            258,790        469,549            243,895
 Basic earnings per share                                  $0.80              $0.57          $1.49              $1.09
 Diluted earnings per share                                $0.78              $0.56          $1.45              $1.07

                                   See accompanying Notes to Consolidated Financial Statements.

                                                  RightCHOICE Managed Care, Inc.
                                                Consolidated Statements of Changes
                                                in Stockholders' Equity (unaudited)
                                                   (in thousands, except shares)

                                                                                        Net Assets        Accumulated
                                                  Additional                             Available           Other
                                                   Paid-in     Retained   Treasury    for the Benefit    Comprehensive
                                  Common Stock     Capital     Earnings     Stock       of Members           Loss           Total
 Balance at December 31, 1999                                                               $217,281          $(3,557)    $213,724
 Comprehensive income:
  Net income                                                                                   7,842                         7,842

  Change in unrealized
  depreciation on
  available-for-sale
  securities, net of
  income tax provision of $237
  and net of minority interest
  charge of $74                                                                                                   294          294
 Comprehensive income                                                                                                        8,136

 Other                                                                                             2                             2

 Balance at March 31, 2000                                                                   225,125           (3,263)     221,862
 Comprehensive income:
  Net income                                                                                   8,488                         8,488

  Change in unrealized
  depreciation on
  available-for-sale
  securities, net of
  income tax benefit of $107
  and net of minority interest
  benefit of $41                                                                                                 (170)        (170)
 Comprehensive income                                                                                                        8,318

 Balance at June 30, 2000                                                                    233,613           (3,433)     230,180
 Comprehensive income:
  Net income                                                     $3,976                       15,220                        19,196

  Change in unrealized
  depreciation on
  available-for-sale
  securities, net of
  income tax provision of $1,614
  and net of minority interest
  charge of $364                                                                                                2,492        2,492

  Minimum pension liability
  adjustment, net of income
  tax benefit of $33                                                                                              (63)         (63)
 Comprehensive income                                                                                                       21,625

 Other                                                                                           116                           116

 Payment to The Missouri
 Foundation For Health                                                                       (12,780)                      (12,780)

 Issuance of common stock
 pursuant to the
 Reorganization (see Note 2)             $187      $300,277                  $(490)         (236,169)            (473)      63,332

 Common shares issued under the
 company's stock option plan
 subsequent to the Reorganization                        40                    256                                             296

 Balance at December 31, 2000             187       300,317       3,976       (234)                0           (1,477)     302,769
 Comprehensive income:
  Net income                                                     12,797                                                     12,797

  Change in unrealized
  depreciation on
  available-for-sale
  securities, net of
  income tax provision of $475                                                                                    795          795
 Comprehensive income                                                                                                       13,592

 65,840 common shares issued
 under the company's stock
 option plan                                            867                    234                                           1,101

 Balance at March 31, 2001                187       301,184      16,773          0                 0             (682)     317,462
 Comprehensive income:
  Net income                                                     15,417                                                     15,417

  Change in unrealized
  depreciation on
  available-for-sale
  securities, net of
  income tax benefit of $276                                                                                     (461)        (461)
 Comprehensive income                                                                                                       14,956

 Issuance of 750,000 shares
 pursuant to the company's
 stock offering (see Note 10)               8        26,445                                                                 26,453

 34,320 common shares issued
 under the company's stock
 option plan                                            596                                                                    596

 Balance at June 30, 2001                $195      $328,225     $32,190         $0                $0          $(1,143)    $359,467

                                   See accompanying Notes to Consolidated Financial Statements.

                                                  RightCHOICE Managed Care, Inc.
                                         Consolidated Statements of Cash Flows (unaudited)
                                                          (in thousands)

                                                                                For the six months ended
                                                                                        June 30,
                                                                                2001              2000
Cash flows from operating activities:
 Net income                                                                    $28,214           $16,330
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Benefit for deferred income taxes                                             (3,234)             (539)
  Depreciation and amortization                                                 11,252            10,223
  Distributions net of undistributed earnings
     from an unconsolidated affiliate                                              663                33
  Gain on sale of investments                                                     (638)           (1,065)
  Amortization of premiums and accretion of discounts, net                          73              (122)
  Gain on sale of property and equipment                                           (41)             (655)
  Minority interest in consolidated subsidiary                                                     3,142
 Decrease (increase) in certain assets:
  Receivables                                                                    5,774            (8,729)
  Other assets                                                                    (323)            1,849
 (Decrease) increase in certain liabilities:
  Medical claims payable                                                        (6,413)           (1,936)
  Unearned premiums                                                              5,607             3,586
  Accounts payable and accrued expenses                                        (11,568)              143
  Reserve for loss contract                                                                       (2,630)
  Obligations for employee benefits                                              2,169               556
  Income taxes payable                                                             995             4,776
Net cash provided by operating activities                                       32,530            24,962
Cash flows from investing activities:
 Proceeds from matured investments:
  Fixed maturities                                                              16,313            27,285
 Proceeds from investments sold:
  Fixed maturities                                                             120,182            29,477
  Equity securities                                                                618            21,303
  Other                                                                            593               513
 Investments purchased:
  Fixed maturities                                                            (156,817)          (64,701)
  Equity securities                                                               (755)          (26,046)
  Other                                                                           (174)             (230)
 Proceeds from property and equipment sold                                          41             3,598
 Property and equipment purchased                                               (7,663)           (4,901)
Net cash used in investing activities                                          (27,662)          (13,702)
Cash flows from financing activities:
 Issuance of common stock under stock plans                                        334                 3
 Net proceeds from stock offering                                               26,453
 Payments of long-term debt                                                    (26,063)           (4,000)
 Payments of capital lease obligations                                          (2,185)           (2,584)
Net cash used in financing activities                                           (1,461)           (6,581)
Net increase in cash and cash equivalents                                        3,407             4,679
Cash and cash equivalents at beginning of period                                56,026            63,477
Cash and cash equivalents at end of period                                     $59,433           $68,156

Supplemental Disclosure of Cash Information:
 Interest paid                                                                  $1,176            $1,970
 Income taxes paid, net                                                         20,638             8,622
Supplemental Schedule of Noncash Investing and Financing Activities:
 Equipment acquired through capital leases                                       2,544               824

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

On November 30, 2000, the company completed a series of transactions (collectively, the Reorganization) pursuant to the Agreement and Plan of Reorganization, dated as of March 14, 2000, by and among Blue Cross and Blue Shield of Missouri (BCBSMo), RightCHOICE Managed Care, Inc., a Missouri corporation (Old RightCHOICE), The Missouri Foundation For Health (the Foundation), and RightCHOICE. In connection with the Reorganization, (a) BCBSMo transferred its insurance contracts and associated assets and liabilities to Healthy Alliance Life Insurance Company, a subsidiary of Old RightCHOICE,
(b) BCBSMo converted from a Missouri non-profit non-stock health services corporation to a Missouri for-profit stock corporation by amending its charter documents, (c) BCBSMo then issued one share of its common stock to the Foundation, (d) BCBSMo reincorporated as a Delaware corporation by merging with RightCHOICE, which the Foundation owned at the time, and (e) Old RightCHOICE merged with RightCHOICE with RightCHOICE emerging as the surviving corporation in the merger. The last step of this transaction resulted in the following: (a) the class A stockholders of Old RightCHOICE received an equal number of shares of RightCHOICE common stock in exchange for their shares of Old RightCHOICE, (b) each outstanding share of Old RightCHOICE class B common stock was cancelled, and (c) the one outstanding share of RightCHOICE common stock owned by the Foundation was converted into 14,962,500 shares of RightCHOICE common stock. Also, immediately prior to the Reorganization, BCBSMo paid $12.8 million to the Foundation in partial satisfaction of claims by various parties.

RightCHOICE accounted for the Reorganization in a manner similar to a pooling of interests transaction except for (1) the class A stockholders' exchange of their minority ownership of Old RightCHOICE class A common stock for RightCHOICE common stock and
(2) the exchange of options to purchase shares of Old RightCHOICE class A common stock for options to purchase shares of RightCHOICE common stock. RightCHOICE accounted for these exchanges of shares and options as a purchase. In connection with this purchase accounting treatment, RightCHOICE recorded goodwill and intangible assets of $25.3 million as of November 30, 2000, the effective date of the Reorganization. In addition, upon issuance of the shares of RightCHOICE common stock to the public minority stockholders of Old RightCHOICE, the public minority stockholders' interest in the net assets of Old RightCHOICE of $38.0 million was eliminated from the Consolidated Balance Sheet. The net change to stockholders' equity due to the Reorganization is a combination of these two items - goodwill and intangible asset recognition and minority interest elimination - which total $63.3 million.

Upon completion of the Reorganization on November 30, 2000, there were 18,659,300 outstanding common shares of RightCHOICE, of which 14,962,500 shares (or approximately 80%) were held beneficially by the Foundation. As of June 30, 2001, there were 19,528,663 shares outstanding of which 11,112,500 shares (or approximately 57%) were held beneficially by the Foundation. See Note 10, "Stock offering," for information regarding the sale of RightCHOICE stock by the company and the Foundation in May 2001. The Foundation had approximately 57% of the voting power of RightCHOICE at June 30, 2001, although a voting trust held approximately 92% of the Foundation's shares at June 30, 2001. The Foundation will vote and sell shares as required by the voting trust and divestiture agreement.

See Note 9, "Unaudited pro forma financial information," for additional information related to the Reorganization referred to above.

3.  Contingencies

Litigation relating to corporate status of Blue Cross and Blue
  Shield of Missouri

As a result of the reorganization and related settlement that occurred on November 30, 2000, the predecessors of RightCHOICE, namely Old RightCHOICE and Blue Cross and Blue Shield of Missouri, have resolved all of the outstanding litigation and regulatory issues with the state of Missouri related to Blue Cross and Blue Shield of Missouri's operation of Old RightCHOICE following the organization of Old RightCHOICE in 1994. There remains pending, however, the appeal of a judgment related to the corporate status of Blue Cross and Blue Shield of Missouri described below.

On November 3, 2000, the Circuit Court of Cole County entered a judgment in a declaratory judgment action brought by our predecessor Blue Cross and Blue Shield of Missouri against the Missouri Attorney General, finding that Blue Cross and Blue Shield of Missouri is a public benefit corporation. This ruling was consistent with the positions ultimately taken by all parties to our settlement agreement.

An individual plaintiff representing a class of Blue Cross and Blue Shield of Missouri subscribers who had intervened and was joined in the action appealed the circuit court's judgment. This plaintiff on his behalf and on behalf of the class contends that Blue Cross and Blue Shield of Missouri was a mutual benefit corporation, that its assets should not be transferred to a charitable trust or other charitable organization such as The Missouri Foundation For Health and that the existing parties to the action would not adequately represent their interests in the resolution of the question whether Blue Cross and Blue Shield of Missouri is a public benefit or a mutual benefit corporation. If the circuit court's judgment is reversed, our company, as successor to Blue Cross and Blue Shield of Missouri, could be obligated to pay substantial money damages. It is also possible that if the circuit court's judgment is reversed, a court could order the reorganization be rescinded as if it never happened, although we believe that this would be unlikely. If a court enters those orders or orders like those, it would have a material adverse effect on us.

Subscriber and Provider Class Actions

Class Action Litigation relating to Medicare supplement premiums

In August of 1995, suit was filed in St. Louis City Circuit Court against our predecessors Blue Cross and Blue Shield of Missouri and Old RightCHOICE, by two plaintiffs seeking to represent two classes of subscribers of Medicare supplement policies issued by our predecessor Blue Cross and Blue Shield of Missouri. When filed, the plaintiffs sought to represent subscribers that fell into two groups, those holding standardized Medicare supplement policies and those holding pre-standardized Medicare supplement policies. Both plaintiffs claimed that from July 1, 1992 through August 10, 1994 Blue Cross and Blue Shield of Missouri collected premiums on Medicare supplement policies that were in excess of the premiums approved by the Missouri Department of Insurance in violation of the contracts between Blue Cross and Blue Shield of Missouri and its members. The plaintiffs also claimed that Blue Cross and Blue Shield of Missouri made fraudulent representations about these premium increases. The plaintiffs claimed that Blue Cross and Blue Shield of Missouri collected allegedly unauthorized premiums totaling more that $29 million. They sought recovery of at least that amount as damages, plus prejudgment interest and punitive damages.

While Blue Cross and Blue Shield of Missouri won summary judgment in the trial court and appellate court, the Missouri Supreme Court reversed in part and remanded in part the case to the circuit court.

The plaintiff seeking to represent subscribers holding pre-standardized policies was disqualified by the circuit court from serving as a class representative due to ill health. She subsequently voluntarily dismissed without prejudice her claim and the claim she had sought to make on behalf of other pre-standardized plan subscribers. The pre-standardized policies represent approximately $27 million of the approximately $29 million in allegedly unauthorized premiums. As a result of the dismissal by the class representative, there are now no claims pending on behalf of holders of the pre-standardized policies although there can be no assurance that a new claim will not be asserted on their behalf.

On July 2, 2001, the circuit court certified the class of the holders of standardized plans, and denied a motion to dismiss filed by Blue Cross and Blue Shield of Missouri. The Court ordered that notice of the action be sent to all subscribers of standardized Blue Cross and Blue Shield of Missouri Medicare supplement plans whose rates increased between July 1, 1992 and August 10, 1994. As successor to Blue Cross and Blue Shield of Missouri, we are now the defendant in that class action. An adverse decision in this lawsuit could subject us to substantial damages.

Actions alleging breach of provider contracts

In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois, against our subsidiary, HealthLink, Inc. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. HealthLink intends to vigorously defend the action but cannot predict the outcome.

A similar action was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling," and "down-coding" in their processing and payment of subscriber claims. We have not been formally named or served as a defendant in this suit.

Other contingencies

In addition to the matters described above, from time to time in the ordinary course of business, RightCHOICE and certain of its subsidiaries are parties to various legal proceedings and are subject to proceedings that may be brought pursuant to evolving theories of liability, including those claims of providers, members and others arising from contracts, health plan benefit coverage issues, and federal and state laws. The financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or RightCHOICE in particular, is presently unknown.

4.Recently issued accounting standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will be evaluated against this new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangible assets will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangible assets is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the company on January 1, 2002. We expect the adoption of these accounting standards will reduce our amortization expense related to goodwill and intangible assets in 2002 by approximately $2 million as compared to 2001; however, impairment reviews may result in future periodic write-downs.

RightCHOICE's subsidiaries, Healthy Alliance Life Insurance Company, HMO Missouri, Inc., HealthLink HMO, Inc., and RightCHOICE Insurance Company, file statutory-based financial statements with the Departments of Insurance in numerous states. On January 1, 2001, changes to the statutory basis of accounting became effective. The cumulative effect of these changes, known as the Codification of Statutory Accounting Principles guidance (the Codification), was recorded as a direct adjustment to the statutory surplus of the company's subsidiaries. The company's adoption of the Codification did not have a material adverse effect on the company or its subsidiaries. The statutory surplus of the company's subsidiaries after adoption of the Codification continues to be in excess of the regulatory risk-based capital requirements.

5.  Provision for income taxes

The company's effective income tax provision rate was 39.2% and 39.0% for the second quarter of 2001 and 2000, respectively, and 39.5% and 39.8% for the first half of 2001 and 2000, respectively. The effective tax provision rates in 2001 and 2000 were affected by non-deductible goodwill amortization, among other things. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon all the available evidence, management believes it is more likely than not that the company will realize its deferred tax assets as of June 30, 2001, and, accordingly, no valuation allowance has been provided against such assets as of June 30, 2001.

6.  Earnings per share

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. Share and per share data for the second quarter of 2000 and the first half of 2000 give effect to the Reorganization (see Note 2, "Organization," above) in a manner similar to a stock split (i.e. as if the 14,962,500 shares of RightCHOICE existed for all prior periods before the Reorganization was completed in place of the one share of RightCHOICE that the Foundation owned prior to the Reorganization). Because the Reorganization was accounted for in a manner similar to a pooling of interests, except for the exchange of the 3.7 million shares of class A common stock held by the public minority stockholders of Old RightCHOICE and the exchange of options to purchase shares of Old RightCHOICE for options to purchase shares of RightCHOICE, the weighted average shares outstanding used for computing the second quarter of 2000 and the first half of 2000 earnings per share consist only of the 14,962,500 shares owned by the Foundation. For the second quarter of 2001 and the first half of 2001, weighted average shares outstanding consist of the 14,962,500 shares plus approximately 3.7 million common shares issued to the former public minority stockholders of Old RightCHOICE on November 30, 2000, the date of the Reorganization, plus the weighted average of approximately 0.9 million shares issued subsequent to the Reorganization pursuant to the stock offering described in Note 10 as well as pursuant to stock-based compensation plans. There were 461,213 and 258,790 potential dilutive common shares for the second quarter of 2001 and 2000, respectively, and 469,549 and 243,895 potential dilutive common shares for the first half of 2001 and 2000, respectively.

7.  Comprehensive income

The components of other comprehensive income related to the unrealized gains or losses on RightCHOICE's available-for-sale securities for the three and six month periods ended June 30, 2001 and 2000 are as follows:

                                        Three months ended    Six months ended
                                             June 30,             June 30,
                                           2001    2000         2001     2000
                                          (in thousands)        (in thousands)

Unrealized holding (losses) gains arising
      during period, net of taxes and
      minority interest                    $(518)  $433         $761     $818
Less:   reclassification adjustment for
      losses (gains) included in net
      income, net of taxes                    57   (603)        (427)    (694)
Net unrealized (losses) gains on
      securities, net of taxes and minority
      interest                             $(461) $(170)        $334     $124


The components of accumulated other comprehensive loss on the Consolidated Balance Sheets include unrealized net (depreciation) appreciation of investments as well as a minimum pension liability adjustment. The unrealized net depreciation of investments, net of taxes, was $785 and $1,119 at June 30, 2001 and December 31, 2000, respectively. The minimum pension liability increase, net of taxes, was $358 and $358 at June 30, 2001 and December 31, 2000, respectively.

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

Operating income for the company's underwritten segment is determined by deducting from premium revenue the health care service costs, commissions, and general and administrative expenses that are attributable to that segment's operations. Operating income for the self-funded segment is determined by deducting from fees and other income the commissions and general and administrative expenses attributable to the segment. Operating income for the other segment is determined by deducting from rental revenues the general and administrative expenses (including depreciation) attributable to the segment. Expenses not directly traceable to an industry segment are allocated on a consistent and reasonable basis utilizing membership, groups, claims, and other key drivers. Net investment income is allocated to segments separately for each subsidiary of the company based on the amount of segment revenue generated at each entity.
Net investment income of the parent company is allocated to segments based on the company's total consolidated underwritten and self-funded segment revenue. Corporate identifiable assets for the underwritten and self-funded segments include only receivables because the company does not produce more detailed information by segment internally. Corporate identifiable assets for the company's other segment include the net book value of the company's real estate and related assets. Intersegment revenues include the rental income related to the company's corporate headquarters. This related party transaction is eliminated in the company's Consolidated Financial Statements. Financial information by segment is as follows (in thousands):

As of and for the
three months ended
June 30, 2001       Underwritten  Self-funded  Other  Eliminations  Consolidated
Revenues              $254,150        $33,364  $2,171  $(1,307)       $288,378
Operating income         7,962         12,827     815                   21,604
Investment income, net   3,920            293                            4,213
Depreciation and
  amortization expense   3,379          1,692     712                    5,783
Identifiable assets     87,104         39,382  57,853                  184,339

As of and for the
six months ended
June 30, 2001       Underwritten  Self-funded  Other  Eliminations  Consolidated
Revenues              $501,071        $67,197  $4,203  $(2,507)       $569,964
Operating income        10,842         26,126   1,636                   38,604
Investment income, net   8,641            673                            9,314
Depreciation and
  amortization expense   6,633          3,195   1,424                   11,252

As of and for the
three months ended
June 30, 2000       Underwritten  Self-funded  Other  Eliminations  Consolidated
Revenues              $229,915        $29,451  $2,004  $(1,199)       $260,171
Operating income           715         10,100     723                   11,538
Investment income, net   4,989            385                            5,374
Depreciation and
  amortization expense   3,032          1,428     716                    5,176
Identifiable assets     69,808         34,381  60,883                  165,072

As of and for the
six months ended
June 30, 2000       Underwritten  Self-funded  Other  Eliminations  Consolidated
Revenues              $450,257        $58,083  $3,923  $(2,465)       $509,798
Operating income         2,893         19,633   1,500                   24,026
Investment income, net   8,770            701                            9,471
Depreciation and
  amortization expense   5,968          2,826   1,429                   10,223

9.  Unaudited pro forma financial information

In accordance with Accounting Principles Board Opinion 16, "Business Combinations," the following unaudited pro forma summary for the second quarter and first half of 2000 presents revenues, operating income, net income and per share data of RightCHOICE as if the Reorganization had occurred as of the beginning of the year. The pro forma information includes the results of operations of BCBSMo combined with Old RightCHOICE. In addition, results include amortization of intangible assets resulting from the Reorganization, additional premium tax expense for the underwritten business of BCBSMo that was not previously subject to premium tax, foregone interest on the cash that was paid to the Foundation, and the related income tax effects of such adjustments. In addition, the results below exclude approximately $0.6 million and $0.3 million of costs (before tax) incurred in the second quarter and first half of 2000, respectively, for legal, consulting, and other fees resulting directly from the Reorganization, along with the related tax effects of such costs. The charge for the minority stockholders' interest in Old RightCHOICE has been excluded because the information below assumes the Reorganization took place at the beginning of the year. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if BCBSMo and Old RightCHOICE had been a single entity during the second quarter and first half of 2000, nor is it indicative of the results of operations which may occur in the future. Pro forma basic earnings per share is calculated based on approximately 18.6 million shares for the second quarter of 2000 and the first half of 2000. Pro forma diluted earnings per share is calculated based on approximately 18.9 million shares for the second quarter and first half of 2000. Actual results for the second quarter and first half of 2001 are included for comparative purposes.

(unaudited)                 Three months ended            Six months ended
                                 June 30,                    June 30,
                              2001       2000             2001       2000
                            (actual)  (pro forma)       (actual)  (pro forma)
Revenues                    $288,378     $260,171       $569,964     $509,798
Operating income              21,604       11,410         38,604       22,900
Net income                    15,417       10,414         28,214       18,614
Basic earnings per share       $0.80        $0.56          $1.49        $1.00
Diluted earnings per share      0.78         0.55           1.45         0.99

10. Stock offering

On May 7, 2001, the Foundation and the company completed a sale of 4,000,000 shares of common stock of the company. Of the total, 3,250,000 shares were sold by the Foundation. RightCHOICE did not receive any proceeds from this sale of shares by the Foundation.
The company sold 750,000 shares of RightCHOICE common stock which resulted in net proceeds to the company of approximately $26.5 million after deducting the underwriting discounts and commissions and other expenses. The proceeds of the sale of these shares were used primarily to repay the remaining $24.1 million of borrowed funds outstanding under the company's credit facility. Upon repayment of these borrowings on May 7, 2001, the company's credit facility was terminated. The remaining net proceeds from the company's stock sale will be used for capital expenditures and other general corporate purposes. On May 10, 2001, the Foundation sold an additional 600,000 shares pursuant to the underwriters' over-allotment option. RightCHOICE did not receive any proceeds from this sale of shares by the Foundation. After these sales, the Foundation owned approximately 11.1 million shares, or approximately 57% of the company's outstanding common stock as of July 31, 2001.
A voting trust holds approximately 92% of the Foundation's shares as of July 31, 2001.

ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations



The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Except for the historical information included herein, this Report includes forward-looking statements that involve risks and uncertainties. We intend that these forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often accompanied in this Report by words such as "believe," "plan," "anticipate," "project," "expect," "estimate," and similar expressions. These forward-looking statements are based on management's current expectations and are subject to risks, uncertainties and changes in circumstances. These forward-looking statements are not guarantees of future performance. Actual results may differ materially from the expectations described in this Report due to, among other things, the factors detailed in our Annual Report on Form 10-K under the caption "Factors That May Affect Future Results of Operations" and as otherwise described in this quarterly report on Form 10-Q.
We are under no obligation, and expressly disclaim any obligation, to update or alter these forward-looking statements whether as a result of new information, future events or otherwise.

Results of operations

Revenues

The following table sets forth revenue (in thousands) by funding type and product group for the three and six month periods ended
June 30, 2001 and 2000 (unaudited):


                                    Three months ended     Six months ended
                                          June 30,              June 30,
Underwritten premium revenue:        2001        2000       2001       2000
   PPO                             $109,175     $88,357    $215,194   $168,023
   POS                               61,853      48,179     121,542     94,665
   HMO (includes other POS)          38,832      54,331      76,522    110,651
   Medicare supplement               21,567      22,457      43,563     45,253
   Managed indemnity                    685         602       1,374      1,287
   Other specialty services          21,863      15,809      42,601     30,198
     Total premium revenue          253,975     229,735     500,796    450,077
Self-funded PPO/POS, HMO and ASO
   revenue  (includes HealthLink
   and other income)                 33,539      29,631      67,472     58,263
Non-affiliated real estate rental
   income                               864         805       1,696      1,458
      Total fees and other income    34,403      30,436      69,168     59,721
     Total revenues                $288,378    $260,171    $569,964   $509,798

Operating ratios

The following table sets forth selected operating ratios. The medical cost ratio reflects health care services expense as a percentage of premium revenue. All other ratios are shown as a percentage of total revenues:

                                    Three months ended     Six months ended
                                          June 30,             June 30,
                                     2001        2000      2001       2000
Operating revenue ratios:
  Premium revenue                    88.1%       88.3%     87.9%      88.3%
  Self-funded fees and other income  11.6%       11.4%     11.8%      11.4%
  Non-affiliated rental income        0.3%        0.3%      0.3%       0.3%
                                    100.0%      100.0%    100.0%     100.0%

Operating ratios:
  Medical cost ratio                 80.0%       82.8%     80.7%      82.1%
  Commission expense ratio            3.7%        3.4%      3.7%       3.5%
  General and administrative expense
     ratio                           18.4%       19.0%     18.7%      19.3%
  Adjusted general and administrative
     expense ratio (excludes
     depreciation and amortization)  16.4%       17.0%     16.7%      17.3%

Membership

The following table sets forth the number of members by funding type and product group:

                                                                   %
                                             June 30,          Increase/
                                         2001       2000      (Decrease)
Underwritten:
  PPO                                  250,115    217,171        15.2
  POS                                  152,340    136,900        11.3
  HMO (includes other POS)              86,513    124,375       (30.4)
  Medicare supplement                   47,776     50,795        (5.9)
  Managed indemnity                      1,833      1,769         3.6
     Total underwritten membership     538,577    531,010         1.4

Self-funded:
  PPO/POS                               58,393     44,110        32.4
  HMO                                    5,121      7,687       (33.4)
  ASO (includes HealthLink):
     Workers' compensation             789,439    649,703        21.5
     Other ASO(1)                    1,419,492  1,358,986         4.5
      Total self-funded membership   2,272,445  2,060,486        10.3

      Total membership               2,811,022  2,591,496         8.5

(1)Does not include 576,698 and 433,384 additional third-party administrator members as of June 30, 2001 and 2000, respectively, that are part of The EPOCH Group, L.C. (EPOCH), a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995. The membership above does include 185,409 and 165,558 members of EPOCH as of June 30, 2001 and 2000, respectively, whose employers are primarily located in our Blue Cross and Blue Shield service area. Our share of the earnings of EPOCH is included within the caption, "Other (expense) income, net" in the Consolidated Statements of Income.

COMPARISON OF 2001 RESULTS TO 2000 RESULTS

Revenues

Underwritten

Premium revenue increased $24.3 million, or 10.6%, to $254.0 million in the second quarter of 2001 from $229.7 million in the second quarter of 2000. For the first half of 2001, premium revenue increased $50.7 million, or 11.3%, to $500.8 million from $450.1 million in the first half of 2000. As described below, components of premium revenue were affected by shifts in product mix, rate increases, enrollment growth, and other factors. As a result, such increase in premium revenue may not be indicative of future periods. We will continue to strive to establish premium rates based on anticipated health care costs. Depending on future competition, customer acceptance of premium increases, future health care cost trends and other factors, we cannot provide any assurances that we will be able to price the products of our subsidiaries in excess of health care cost trends.

PPO premium revenue, including our Illinois PPO products and Federal Employee Program, increased approximately $20.8 million, or 23.6%, to $109.2 million in the second quarter of 2001 from $88.4 million in the second quarter of 2000 -- $14.1 million due to a 15.9% increase in member months and a $6.7 million increase resulting from a 6.6% increase in net premium rates. For the first half of 2001, PPO premium revenue increased $47.2 million, or 28.1%, to $215.2 million from $168.0 million in the first half of 2000 -- $30.3 million due to a 17.6% increase in member months and a $16.9 million increase resulting from an 8.9% increase in net premium rates. Excluding the Federal Employee Program which is described further below, net premium rates increased 7.8% and 8.9% in the second quarter and first half of 2001, respectively, as compared to the same periods of 2000. The term member months refers to the cumulative number of members added together over a specific time period. Thus, for a quarter, member months are determined by adding together the membership counts for all three months. Net premium rates increased due in part to our premium renewal rate increases, which are affected by medical cost inflation, changes in deductibles, the timing of group renewals throughout the year and product mix changes. Member months increases reflect the membership growth in our PPO products that we began offering in Illinois under the RightCHOICE of Illinois brand at the end of the first quarter of 1997. Included in the number of underwritten PPO members are 31,656 PPO Illinois members as of June 30, 2001, an increase of 9,232 members from June 30, 2000. Also, member months increased due to an increase in large group sales partially due to the popularity of the BlueCard PPO program. The BlueCard PPO program allows our Alliance PPO and POS members access to Blue Cross and Blue Shield plans' providers throughout essentially all of the United States and 200 countries worldwide.

PPO premium revenue for the Federal Employee Program increased $1.2 million, or 5.2%, to $24.8 million in the second quarter of 2001 from $23.6 million in the second quarter of 2000. For the first half of 2001, Federal Employee Program revenue increased $5.1 million, or 11.6%, to $49.6 million from $44.5 million in the first half of 2000. Federal Employee Program revenue typically fluctuates based on actual administrative costs incurred and claims submitted. The increase in the Federal Employee Program revenue is primarily due to the increase in related claims costs of approximately $1.4 million in the second quarter of 2001 as compared to the second quarter of 2000 and $5.2 million in the first half of 2001 as compared to the first half of 2000.

POS premium revenue, which includes our AllianceChoice and AlliancePreferred group and individual products, increased $13.7 million, or 28.4%, to $61.9 million for the second quarter of 2001 from $48.2 million for the second quarter of 2000 -- $8.0 million of the increase due to a 16.6% increase in net premium rates and $5.7 million of the increase resulting from a 10.1% increase in member months. For the first half of 2001, POS premium revenue increased $26.8 million, or 28.4%, to $121.5 million from $94.7 million in the first half of 2000 -- $15.3 million of the increase due to a 16.4% increase in net premium rates and $11.5 million of the increase resulting from a 10.3% increase in member months. Net premium rates increased due in part to premium renewal rate increases which are affected by medical cost inflation, changes in deductibles, the timing of group renewals throughout the year and product mix changes. Member months increased in part due to the popularity of the aforementioned BlueCard PPO program. In addition, we began offering our AlliancePreferred POS products in January 2001. AlliancePreferred POS offers the same benefits and service area as AllianceChoice POS, but with a complementary network of providers. We had approximately 2,700 members enrolled in AlliancePreferred POS as of June 30, 2001.

HMO (including other POS) premium revenue decreased $15.5 million, or 28.5%, to $38.8 million in the second quarter of 2001 from $54.3 million in the second quarter of 2000 primarily due to the planned and intentional termination, effective December 31, 2000, of our participation in the Missouri Consolidated Health Care Plan (MCHCP) and Blue Horizons Medicare HMO. Excluding these two programs, premium revenue increased approximately $6.1 million, or 18.9%, to $38.8 million in the second quarter of 2001 from $32.7 million in the second quarter of 2000 -- $3.5 million due to a 7.6% increase in member months and $2.6 million due to a 10.5% increase in net premium rates. For the first half of 2001, excluding these two programs, premium revenue increased approximately $9.1 million, or 13.7%, to $76.5 million from $67.4 million in the first half of 2000 -- $3.1 million due to a 3.9% increase in member months and $6.0 million due to a 9.5% increase in net premium rates. Membership in underwritten HMO (and other POS) products declined by 37,862 members from June 30, 2000 to June 30, 2001. However, excluding the two aforementioned terminated programs, membership increased by 8,159 members over this same time period.

Medicare supplement premium revenue decreased by $0.9 million, or 4.0%, to $21.6 million in the second quarter of 2001 from $22.5 million in the second quarter of 2000 -- $1.4 million of the decrease resulting from a 6.2% decrease in member months, partially offset by a $0.5 million increase due to a 2.4% increase in net premium rates. For the first half of 2001, Medicare supplement premium revenue decreased approximately $1.7 million, or 3.7%, to $43.6 million from $45.3 million for the first half of 2000 -- $3.2 million of the decrease resulting from a 6.7% decrease in member months, partially offset by a $1.5 million increase due to a 3.2% increase in net premium rates.

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

Managed indemnity premium revenue increased by $0.1 million, or 13.8%, to $0.7 million in the second quarter of 2001 from $0.6 million in the second quarter of 2000 due primarily to a 14.4% increase in net premium rates. For the first half of 2001, premium revenue increased by $0.1 million, or 6.8%, to $1.4 million from $1.3 million for the first half of 2000 primarily due to a 12.8% increase in net premium rates.

Other specialty services premium revenue, which is derived from our PPO and POS group pharmacy plans as well as all of our group dental benefit plans, increased $6.1 million, or 38.3%, to $21.9 million in the second quarter of 2001 from $15.8 million in the second quarter of 2000 -- $2.8 million of the increase as a result of a 12.7% increase in member months and $3.3 million resulting from a 22.7% increase in net premium rates. For the first half of 2001, other specialty services premium revenue increased $12.4 million, or 41.1%, to $42.6 million from $30.2 million in the first half of 2000 -- $6.0 million of the increase as a result of a 14.5% increase in member months and $6.4 million resulting from a 23.2% increase in net premium rates. Specialty product membership related to our pharmacy products increased during this period as a result of growth in our PPO and POS group underwritten membership. The increase in membership for pharmacy products was offset slightly by decreases in our dental product member months, which decreased by 15.5% in the second quarter of 2001 as compared to the second quarter of 2000 and 15.3% in the first half of 2001 as compared to the first half of 2000, due to competition from dental products that have lower premiums than our dental product. We do not separately report membership related to other specialty services in our total underwritten membership because these members are already counted as members of our other underwritten products. The increases in net premium rates primarily relates to our pharmacy products and corresponds to the high levels of prescription utilization and trends that our company, as well as the industry as a whole, have experienced in recent years.

Self-funded

Fees and other income from administrative services only, self-funded network services and life insurance commission revenues increased $3.9 million, or 13.2%, to $33.5 million in the second quarter of 2001 from $29.6 million in the second quarter of 2000. For the first half of 2001, fees and other income increased $9.2 million, or 15.8%, to $67.5 million from $58.3 million in the first half of 2000. These increases are partially due to increased revenues from HealthLink, Inc. (HealthLink), our network rental and managed care service subsidiary, of $1.9 million and $3.7 million for the second quarter and first half of 2001, respectively, as compared to the same periods of 2000. HealthLink's increase in revenues was partially due to membership growth as well as rate increases in HealthLink's managed health care and workers' compensation programs, which together resulted in an increase in fees earned from providers and payors. Our BlueCard PPO and National Account ASO revenues increased by $1.2 million and $2.3 million in the second quarter and first half of 2001, respectively, as compared to the same periods of 2000 primarily due to member month increases of 23.9% and 22.3% in the second quarter and first half of 2001, respectively, as compared to the same periods of 2000. In addition, our self-funded PPO/POS and PPO network rental revenues (non-HealthLink) increased by $1.2 million and $3.1 million in the second quarter and first half of 2001, respectively, as compared to the same periods of 2000 due in part to member month increases of 2.5% and 5.7% in the second quarter and first half of 2001, respectively, as compared to the same periods in 2000.

Other income

Rental income related to non-affiliated tenants increased to $0.9 million and $1.7 million in the second quarter and first half of 2001, respectively, from $0.8 million and $1.5 million in the same periods of 2000.

Operating expenses

Our medical cost ratio decreased to 80.0% in the second quarter of 2001 from 82.8% in the second quarter of 2000. Our medical cost ratio decreased to 80.7% in the first half of 2001 from 82.1% in the first half of 2000. The medical cost ratio represents health care services expense divided by premium revenue. The medical cost ratios in 2001 are lower compared to the ratios in 2000 due in part to the our pricing strategy, which resulted in an overall increase in the premium per member per month of approximately 9.6% and 10.2% in the second quarter and first half of 2001, respectively, as compared to the same periods of 2000. The medical expense on a per member per month basis increased by approximately 5.8% and 8.3% in the second quarter and first half of 2001, respectively, as compared to the same periods of 2000. Inclusive in the medical expense on a per member per month basis in 2001 is a pharmacy cost trend increase in the mid twenty percent range which was driven by a combination of factors, including introduction of new drug therapies, physicians' use of newer, more expensive drugs, and greater utilization of drugs driven in part by direct-to-consumer advertising. Approximately 95% of our underwritten members with a pharmacy benefit participate in a three-tier copayment program that encourages members and physicians to use the most cost-effective drugs in a drug class. We manage our medical costs through a variety of medical management programs.

Commission expense increased by approximately $1.7 million, or 19.5%, to $10.6 million in the second quarter of 2001 from $8.9 million in the second quarter of 2000. For the first half of 2001, commission expense increased by $3.3 million, or 18.3%, to $21.1 million from $17.8 million in the first half of 2000. The commission expense ratio increased to 3.7% for both the second quarter and first half of 2001 from 3.4% and 3.5% in the second quarter and first half of 2000, respectively. This ratio represents commission expense divided by total revenues. The increase in commission expense in the second quarter and first half of 2001 is primarily due to an increase in overall premium and membership as compared to the same periods of 2000. In addition, the increase in the commission expense ratio is partially due to the aforementioned termination of MCHCP. MCHCP premium revenue, which was not subject to commission expense, was $14.8 million and $29.4 million in the second quarter and first half of 2000, respectively.

General and administrative expenses, excluding depreciation and amortization, increased $3.0 million, or 6.7%, to $47.2 million in the second quarter of 2001 from $44.2 million in the second quarter of 2000. For the first half of 2001, general and administrative expenses, excluding depreciation and amortization, increased $7.0 million, or 8.0%, to $95.1 million from $88.1 million in the first half of 2000. The increase in these expenses is partially attributable to HealthLink's member expansion efforts, which resulted in increased HealthLink expenses of $0.8 million and $1.3 million ($0.8 million and $1.2 million excluding depreciation and amortization) in the second quarter and first half of 2001, respectively, as compared to the same periods of 2000. The increase in general and administrative expenses is also attributable to an increase of $0.7 million and $1.3 million in corporate initiative expenses for corporate projects in the second quarter and first half of 2001, respectively, as compared to the same periods in 2000. These corporate projects include our efforts to comply with the Health Insurance Portability and Accountability Act (HIPAA), our software migration to FACETS, a newer client server software package to handle our primary transaction functions, and various other corporate projects. Additional general and administrative expense increases relate to an increase in our overall membership of 8.5% from June 30, 2000 to June 30, 2001.

Our general and administrative expense ratio, excluding depreciation and amortization, decreased to 16.4% and 16.7% in the second quarter and first half of 2001, respectively, from 17.0% and 17.3% in the same periods of 2000. The ratio represents general and administrative expenses, excluding depreciation and amortization, divided by total revenues. The decrease of 0.6% reflects our continued focus on cost containment and increased economies of scale associated with membership and revenue growth during 2001.

Depreciation and amortization expenses increased to $5.8 million in the second quarter of 2001 from $5.2 million in the second quarter of 2000. For the first half of 2001, depreciation and amortization expenses increased to $11.3 million from $10.2 million in the first half of 2000. During the second quarter and first half of 2001, we amortized $0.4 million and $0.8 million, respectively, of the goodwill and intangible assets resulting from our Reorganization on November 30, 2000, as described in Note 2, "Organization," in the Notes to Consolidated Financial Statements. In addition, amortization expenses for the completed components of the company's information and operations strategy project increased by $0.3 million and $0.4 million in the second quarter and first half of 2001, respectively, as compared to the same periods in 2000.

Operating expenses for our underwritten segment include health care service costs, commissions, and general and administrative expenses attributable to that segment's operations. Operating expenses for the self-funded segment include commissions and general and administrative expenses attributable to that segment. Operating expenses for the other segment include general and administrative expenses primarily related to our real estate activities. Operating expenses for the underwritten segment increased $17.0 million to $246.2 million in the second quarter of 2001 from $229.2 million in the second quarter of 2000 primarily due to an increase in health care service costs of $12.9 million. For the first half of 2001, operating expenses for the underwritten segment increased $42.8 million to $490.2 million from $447.4 million in the first half of 2000 due primarily to an increase in health care service costs of $34.3 million. Health care service costs increased due primarily to an increase in our per member claims costs, as previously described, as well as an overall increase in underwritten membership of approximately one percent from June 30, 2000 to June 30, 2001. General and administrative and commission expenses also increased by $2.4 million and $1.8 million, respectively, in the second quarter of 2001 as compared to the second quarter of 2000. For the first half of 2001, general and administrative and commission expenses increased by $5.3 million and $3.3 million, respectively, as compared to the first half of 2000. These increases were also partially attributable to the increase in our underwritten membership as well as an increase in corporate initiative expenses in the second quarter and first half of 2001. As previously noted, the commission expense increased due to increased premiums as well as the impact of gaining new underwritten membership that is subject to commission expense while terminating the MCHCP membership that was not subject to commission expense.

Operating expenses for the self-funded segment increased
$1.1 million to $20.5 million in the second quarter of 2001 from $19.4 million in the second quarter of 2000. For the first half of 2001, operating expenses increased $2.6 million to $41.1 million from $38.5 million in the first half of 2000. These increases were partially due to an increase in HealthLink's general and administrative expenses of $0.8 million and $1.3 million in the second quarter and first half of 2001, respectively, as compared to the same periods in 2000, as previously described. In addition, general and administrative expenses related to our non-HealthLink products increased $0.3 million and $1.3 million in the second quarter and first half of 2001, respectively, as compared to the same periods in 2000 due largely to the increase in our other self-funded membership, as previously described.

Operating expenses for the other segment increased to $1.4 million in the second quarter of 2001 from $1.3 million in the second quarter of 2000. For the first half of 2001, operating expenses for the other segment increased to $2.6 million from $2.4 million for the first half of 2000.

Operating income

Operating income increased $10.1 million, or 87.2%, to $21.6 million in the second quarter of 2001 from $11.5 million in the second quarter of 2000. For the first half of 2001, operating income increased $14.6 million, or 60.7%, to $38.6 million from $24.0 million in the first half of 2000.

Operating income for our underwritten segment increased $7.3 million to $8.0 million in the second quarter of 2001 from $0.7 million in the second quarter of 2000. For the first half of 2001, operating income for our underwritten segment increased $7.9 million to $10.8 million from $2.9 million in the first half of 2000. The improvement in 2001 as compared to 2000 was primarily due to the improved general and administrative expense and medical cost ratios.

Operating income for our self-funded segment increased $2.7 million, or 27.0%, to $12.8 million in the second quarter of 2001 from $10.1 million in the second quarter of 2000. For the first half of 2001, operating income for our self-funded segment increased $6.5 million, or 33.1%, to $26.1 million from $19.6 million in the first half of 2000. The improvements in 2001 are due partially to HealthLink's continued profit growth from increased revenues, as previously described. The increase in operating income is also due to the increase in our other self-funded membership, as previously described.

Operating income for the other segment increased to $0.8 million in the second quarter of 2001 from $0.7 million in the second quarter of 2000. For the first half of 2001, operating income increased to $1.6 million from $1.5 million in the first half of 2000.

Net investment income

Net investment income decreased $1.2 million, or 21.6%, to $4.2 million in the second quarter of 2001 from $5.4 million in the second quarter of 2000 due primarily to a decrease of $1.0 million in net realized gains. For the first half of 2001, net investment income decreased by $0.2 million, or 1.7%, to $9.3 million from $9.5 million in the first half of 2000 due primarily to a decrease of $0.4 million in net realized gains. Net investment income includes investment income in the form of interest and dividend income and net realized gains or losses from the sale of portfolio securities.

Other, net

Other, net expenses increased $0.3 million to $0.5 million in the second quarter of 2001 from $0.2 million in the second quarter of 2000. For the first half of 2001, other, net expenses increased $0.1 million, or 11.8%, to $1.3 million from $1.2 million in the first half of 2000. Other, net includes interest expense, realized gains and losses from the sale of property and equipment, equity in unconsolidated affiliates, and other items. We realized a $0.7 million gain on the sale of our Southwest Missouri regional office building in May 2000. We relocated the employees and operations to a larger leased facility within the same region. In addition, our share of the earnings of our unconsolidated EPOCH affiliate decreased by $0.2 million in both the second quarter and first half of 2001 as compared to the same periods of 2000. Interest expense decreased by $0.7 million and $0.8 million in the second quarter and first half of 2001, respectively, as compared to the same periods of 2000 primarily due to a reduction in the total amount of debt outstanding. We repaid the remaining $24.1 million of borrowed funds outstanding under our credit facility in May 2001.

Minority interest in consolidated subsidiary

The charge for the minority interest in the second quarter and first half of 2000 relates to the public minority stockholders' interest in the results of operations of RightCHOICE Managed Care, Inc., a Missouri corporation (Old RightCHOICE), as further described in Note 2, "Organization," of the Notes to Consolidated Financial Statements. The public minority stockholders consisted of the holders of the 3.7 million class A common shares of Old RightCHOICE, which represented approximately 20% of the total outstanding shares of Old RightCHOICE prior to the Reorganization on November 30, 2000 as further described in Note 2.

Provision for income taxes

Our effective income tax provision rate was 39.2% and 39.0% for the second quarter of 2001 and 2000, respectively. Our effective income tax provision rate was 39.5% and 39.8% for the first half of 2001 and 2000, respectively. Our effective income tax rates for 2001 and 2000 were affected by non-deductible goodwill amortization, among other things. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon all the available evidence, we believe it is more likely than not that we will realize our deferred tax assets as of June 30, 2001, and, accordingly, no valuation allowance has been provided against such assets as of June 30, 2001.

Net income

Our net income for the second quarter of 2001 increased $6.9 million, or 81.6%, to $15.4 million as compared to net income of $8.5 million for the second quarter of 2000 as a result of the factors noted above. Basic and diluted earnings per share for the second quarter of 2001 were $0.80 and $0.78, respectively, compared to basic and diluted earnings per share for the second quarter of 2000 of $0.57 and $0.56, respectively. For the first half of 2001, net income increased $11.9 million, or 72.8%, to $28.2 million from $16.3 million in the first half of 2000. Basic and diluted earnings per share for the first half of 2001 were $1.49 and $1.45, respectively, compared to basic and diluted earnings per share for the first half of 2000 of $1.09 and $1.07, respectively. Earnings per share for the second quarter and first half of 2001 are based upon weighted average shares outstanding of approximately 19.2 million and 19.0 million, respectively, excluding potential common stock, and 19.7 million and 19.4 million, respectively, assuming full dilution. Earnings per share for the second quarter and first half of 2000 are based on 15.0 million shares, excluding potential common stock, and 15.2 million shares, assuming full dilution. The increase in weighted average shares outstanding in 2001 compared to 2000 primarily relates to the effect of the Reorganization on November 30, 2000 which resulted in the issuance of 3.7 million shares as further described in Note 2, "Organization," of the Notes to Consolidated Financial Statements. In addition, the company completed a sale of common stock in May 2001 as described in Note 10, "Stock offering," of the Notes to Consolidated Financial Statements. This stock offering resulted in an increase of 750,000 shares to the company's total outstanding shares. In addition, for weighted average shares outstanding assuming full dilution, the increase in 2001 was primarily due to the aforementioned Reorganization and stock offering as well as the impact of a higher stock price during 2001 as compared to 2000.


Liquidity and Capital Resources

Our working capital as of June 30, 2001 was $180.4 million, an increase of $37.0 million from $143.4 million as of December 31, 2000. The increase is due in part to the company's stock offering as described below under "Stock offering" which resulted in net proceeds to the company of approximately $26.5 million. The company primarily used these proceeds to repay the remaining $24.1 million of borrowed funds outstanding under the credit facility. In total, during the first half of 2001, the company repaid $26.1 million of debt under the credit facility, of which $6.0 million was classified as current as of December 31, 2000. Excluding this $6.4 million positive net impact to working capital related to the credit facility and the stock offering, our working capital increased by $30.6 million. This increase is partially attributable to the net income of $28.2 million in the first half of 2001. Depreciation and amortization expenses related to noncurrent assets was $11.3 million. We capitalized $7.7 million of costs for property and equipment purchases, $5.9 million of which relates to capitalized software and capitalized internally developed software. The purchased software and internally developed software consist of our information and operations strategy development (FACETS software migration), compliance efforts related to HIPAA, and internet development. In addition, we repaid $2.2 million of debt related to our capital leases.

Net cash provided by operations totaled $32.5 million for the first half of 2001 as compared to $25.0 million for the first half of 2000. For the first half of 2001, our net income was $28.2 million, which included $11.3 million of depreciation and amortization expenses. In addition, receivables, accounts payable and accrued expenses, and medical claims payable were affected by the timing of cash payments and receipts as well as changes in membership and net premium rates and claims payments. Receivables decreased by $5.8 million in part due to a net reduction in underwritten membership of approximately 15,700 members (inclusive of the aforementioned MCHCP and Blue Horizons Medicare HMO members) from December 31, 2000 to June 30, 2001 as well as other timing factors. Accounts payable and accrued expenses decreased by $11.6 million due in part to annual broker bonuses and annual employee incentive programs that are paid in the first quarter of each year as well as the timing of various operating cash payments and accruals. Medical claims payable decreased by $6.4 million, due in part to the reduction in underwritten membership from December 31, 2000 to June 30, 2001, as previously stated, as well as other timing factors.

Stock offering

On May 7, 2001, the Foundation and our company completed a sale of 4,000,000 shares of our common stock. Of the total, 3,250,000 shares were sold by the Foundation. We did not receive any proceeds from this sale of shares by the Foundation. We sold 750,000 shares of common stock which resulted in net proceeds to our company of approximately $26.5 million after deducting the underwriting discounts and commissions and other expenses. The proceeds of the sale of these shares were used primarily to repay the remaining $24.1 million of borrowed funds outstanding under our credit facility. Upon repayment of these borrowings on May 7, 2001, our credit facility was terminated. The remaining net proceeds from our stock sale will be used for capital expenditures and other general corporate purposes. On May 10, 2001, the Foundation sold an additional 600,000 shares pursuant to the underwriters' over-allotment option. We did not receive any proceeds from this sale of shares by the Foundation. After these sales, the Foundation owned approximately 11.1 million shares, or approximately 57% of our outstanding common stock as of July 31, 2001. A voting trust holds approximately 92% of the Foundation's shares as of July 31, 2001.

Health Insurance Portability and Accountability Act of 1996

The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, which would, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member's transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. The privacy standards were issued on December 28, 2000, and the final privacy regulations became effective on April 14, 2001, and require compliance by April 14, 2003. Additional guidance with respect to the privacy standards was issued on July 8, 2001, and additional guidance as well as amendments to the regulation are expected before the end of the year. The current compliance date for the transaction code sets is October 15, 2002.

We anticipate expending approximately $2.5 million to $3.5 million in 2001, of which approximately $1.5 million to $2.5 million will be capitalized, related to our efforts to comply with the electronic transaction code sets and provider identifier standards. In the first half of 2001, we have expended approximately $1.1 million, of which approximately $0.7 million has been capitalized. We have not fully assessed the financial impact of the privacy standards. We believe, however, the additional financial impact could be material.

Recent and proposed health care legislation

Congress and state legislatures continue to focus on issues regarding health care. Congress is considering various forms of legislation, generally referred to as the Patients' Bill of Rights, and the administration has outlined President Bush's principles for Patients' Bill of Rights legislation. Although the legislative proposals have significant differences, both seek to hold health plans liable for, among other things, claims regarding health care delivery and allegations of improper denial of care. If Patients' Bill of Rights legislation is passed, particularly without some limitations on liability, it could expose us to significant increased costs and increased risk of litigation. There can be no assurance that we will be able, through increases in premiums and other fees or changes in benefits, to recoup or cover the costs which could result from any Patients' Bill of Rights legislation or the other costs incurred in connection with complying with any Patients' Bill of Rights or similar legislation.

Other recent and proposed bills and regulations at federal and state levels may impact certain aspects of our business including provider contracting, fees paid by providers to our subsidiaries HealthLink and HealthLink HMO, Inc. for support and administrative services, interest payments or penalties due as a result of prompt payment requirements for claims payments and processing, and confidentiality of health information. These recent laws and regulations, or initiatives if they ultimately become binding law or regulation, could increase our costs, decrease our revenues, expose us to expanded liability, and require us to modify the ways in which we conduct business.

Contingencies

See the description under the same caption in Note 3 of the Notes to Consolidated Financial Statements of Item I, which is incorporated herein by reference.

Financial Outlook

From time to time in press releases and otherwise, we may publish forecasts, projections, outlooks or other forward-looking statements regarding our future results, including estimated revenues or net earnings. Any forecasts of our future performance reflect various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast or projection depends upon numerous risks and other facts, many of which are beyond our control. As a result, our performance may not be consistent with any management forecast or projection and the variation from such forecast or projection could be material and adverse. Current and potential stockholders are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.     Legal Proceedings

Note 3, "Contingencies," of Part I, Item 1, contains a description of various pending and threatened claims involving the company and its affiliates and is incorporated herein by reference. See the description of this litigation under the headings "Litigation relating to corporate status of Blue Cross and Blue Shield of Missouri" and "Subscriber and Provider Class Actions."

ITEM 2.     Changes in Securities and Use of Proceeds

             None.

ITEM 3.     Defaults Upon Senior Securities

             None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

     a) The annual meeting of stockholders of the company was held on June 8, 2001.

     b) Three Class I directors of the company were elected for a three year term expiring in 2004. Votes cast at the annual meeting of stockholders of the company were as follows:

                                For            Withheld

Earle H. Harbison, Jr.      18,335,098           5,392
Sandra A. Van Trease        18,334,894           5,596
Gloria W. White             18,335,098           5,392

The  following  directors' terms continued in  effect  after  the meeting:

Class II - Term to Expire in 2002

Robert J. Kelley
John A. O'Rourke
Roger B. Porter, Ph.D.

Class III - Term to Expire in 2003

William H.T. Bush
William J. Schicker

     c) The company's 2001 Stock Incentive Plan was also approved at the annual meeting of stockholders. Votes cast on this issue were as follows:

      For       Against   Abstained      Not Voted

   17,619,943   421,513     2,313          296,721

ITEM 5.     Other Information

             None.

ITEM 6.     Exhibits and Reports on Form 8-K

     a) Exhibits:

Exhibit
Number       Exhibit

The following exhibits are submitted herewith:

10.1 Parental Guarantee, dated as of March 26, 2001, between the Registrant and its affiliates, Healthy Alliance Life Insurance Company and HMO Missouri, Inc.

10.2 Summary of Approved Changes to the Blue Cross and Blue Shield Primary License Agreements.

10.3 Summary of Approved Changes to the Blue Cross and Blue Shield Controlled Affiliate License Agreements.

              b)      Reports on Form 8-K:

                      None.

                             SIGNATURES











Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date:  August 3, 2001                 By:  /s/ Sandra Van Trease
                                           Sandra A. Van Trease
                                           President, Chief Operating Officer
                                           and Chief Financial Officer

Date:  August 3, 2001                 By:  /s/ Stuart K. Campbell
                                           Stuart K. Campbell
                                           Senior Vice President, Finance