Form 10-Q
period 2001-09-30
RIGHTCHOICE MANAGED CARE INC /DE
filed 2001-11-13
CIK 1109802

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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

          Title of each class           Outstanding at November 1, 2001

      Common stock, $0.01 par value             19,569,207 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    Third Quarter 2001 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                                     PAGE

     ITEM 1.  Financial Statements

              Consolidated Balance Sheets as of September 30, 2001
              and December 31, 2000                                       3

              Consolidated Statements of Income for the three and nine
              months ended September 30, 2001 and 2000                    4

              Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2001
              and 2000                                                    5

              Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2001 and 2000                           6

              Notes to Consolidated Financial Statements                  7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        16

     ITEM 3.  Quantitative and Qualitative Disclosures about Market
              Risks                                                      27

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                          27

     ITEM 2.  Changes in Securities and Use of Proceeds                  27

     ITEM 3.  Defaults Upon Senior Securities                            27

     ITEM 4.  Submission of Matters to a Vote of Security Holders        27

     ITEM 5.  Other Information                                          27

     ITEM 6.  Exhibits and Reports on Form 8-K                           27

SIGNATURES                                                               29

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                           RightCHOICE Managed Care, Inc.
                                             Consolidated Balance Sheets
                                   (in thousands, except shares and per share data)

                                                                           September 30, 2001       December 31, 2000
    ASSETS                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                                        $51,327               $56,026
  Investments available for sale, at market value                                  323,080               262,039
  Receivables, net of allowances                                                   138,951               132,260
  Deferred income taxes                                                              8,233                10,430
  Other assets                                                                      21,053                18,798
    Total current assets                                                           542,644               479,553

Property and equipment, net                                                        114,133               110,010
Deferred income taxes                                                                8,665                 5,413
Investments in affiliates                                                            6,074                 6,475
Goodwill and intangible assets, net                                                 88,951                91,963
    Total assets                                                                  $760,467              $693,414

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Medical claims payable                                                          $151,232              $145,980
  Unearned premiums                                                                 76,993                69,073
  Accounts payable and accrued expenses                                             83,883                88,720
  Current portion of long-term debt                                                                        6,000
  Obligations for employee benefits                                                  2,366                 1,574
  Income taxes payable                                                              19,271                20,938
  Current portion of obligations under capital leases                                5,354                 3,883
    Total current liabilities                                                      339,099               336,168
Long-term debt                                                                                            20,063
Obligations for employee benefits                                                   32,176                29,554
Obligations under capital leases                                                     5,106                 4,860
    Total liabilities                                                              376,381               390,645

Stockholders' equity:
  Preferred stock, $0.01 par, 25,000,000 shares authorized,
    no shares issued and outstanding
  Common stock, $0.01 par, 225,000,000 shares authorized,
    19,564,176 and 18,696,040 shares issued, respectively,
    19,564,176 and 18,678,503 shares outstanding, respectively                         196                   187
  Additional paid-in capital                                                       328,896               300,317
  Retained earnings                                                                 53,263                 3,976
  Treasury stock, 0 and 17,537 shares, respectively, at cost                                                (234)
  Accumulated other comprehensive income (loss)                                      1,731                (1,477)
    Total stockholders' equity                                                     384,086               302,769
    Total liabilities and stockholders' equity                                    $760,467              $693,414

                            See accompanying Notes to Consolidated Financial Statements.

                                       RightCHOICE Managed Care, Inc.
                                Consolidated Statements of Income (unaudited)
                               (in thousands, except shares and per share data)

                                                      Three months ended              Nine months ended
                                                         September 30,                   September 30,
                                                      2001            2000            2001            2000
 Revenues:
   Premium                                         $265,149         $242,197       $765,945         $692,274
   Fees and other income                             35,023           29,875        104,191           89,596
     Total revenues                                 300,172          272,072        870,136          781,870

 Operating expenses:
   Health care services                             212,629          198,360        616,562          568,004
   Commissions                                       11,337            9,191         32,443           27,037
   General and administrative (excludes
     depreciation and amortization)                  47,455           46,341        142,524          134,400
   Depreciation and amortization                      5,613            5,100         16,865           15,323
     Total operating expenses                       277,034          258,992        808,394          744,764
 Operating income                                    23,138           13,080         61,742           37,106

 Investment income:
   Interest and dividends                             3,944            4,565         12,620           12,971
   Realized gains (losses), net                         367             (127)         1,005              938
     Total investment income, net                     4,311            4,438         13,625           13,909

 Other:
   Interest expense                                    (258)            (923)        (1,446)          (2,901)
   Other (expense) income, net                           (2)             624           (119)           1,435
     Total other, net                                  (260)            (299)        (1,565)          (1,466)

 Income before minority interest and
   provision for income taxes                        27,189           17,219         73,802           49,549

 Minority interest in consolidated subsidiary                         (1,879)                         (5,021)
 Provision for income taxes                          (6,116)          (6,783)       (24,515)         (19,641)

 Net income                                         $21,073           $8,557        $49,287          $24,887

 Weighted average common shares outstanding      19,556,632       14,962,500     19,165,070       14,962,500
 Potential dilutive common shares                   477,219          462,904        471,970          315,436
 Basic earnings per share                             $1.08            $0.57          $2.57            $1.66
 Diluted earnings per share                           $1.05            $0.55          $2.51            $1.63

                        See accompanying Notes to Consolidated Financial Statements.

                                                  RightCHOICE Managed Care, Inc.
                                                Consolidated Statements of Changes
                                                in Stockholders' Equity (unaudited)
                                                   (in thousands, except shares)
                                                                                          Net Assets       Accumulated
                                                        Additional                        Available           Other
                                                         Paid-in   Retained  Treasury  for the Benefit    Comprehensive
                                           Common Stock  Capital   Earnings   Stock       of Members      Income (Loss)      Total
Balance at December 31, 1999                                                                 $217,281          $(3,557)   $213,724
 Comprehensive income:
  Net income                                                                                   16,330                       16,330

  Change in unrealized depreciation on
  available-for-sale securities, net of
  income tax provision of $130 and
  net of minority interest charge of $33                                                                           124         124
 Comprehensive income                                                                                                       16,454

 Other                                                                                              2                            2

 Balance at June 30, 2000                                                                     233,613           (3,433)    230,180
 Comprehensive income:
  Net income                                                                                    8,557                        8,557

  Change in unrealized depreciation on
  available-for-sale securities, net of
  income tax provision of $840 and
  net of minority interest charge of $303                                                                        1,242       1,242
 Comprehensive income                                                                                                        9,799

 Other                                                                                              6                            6

 Balance at September 30, 2000                                                                242,176           (2,191)    239,985
 Comprehensive income:
  Net income                                                         $3,976                     6,663                       10,639

  Change in unrealized depreciation on
  available-for-sale securities, net of
  income tax provision of $774 and
  net of minority interest charge of $61                                                                         1,250       1,250

  Minimum pension liability adjustment,
  net of income tax benefit of $33                                                                                 (63)        (63)
 Comprehensive income                                                                                                       11,826

 Other                                                                                            110                          110

 Payment to The Missouri Foundation
 For Health                                                                                   (12,780)                     (12,780)

 Issuance of common stock pursuant to
 the Reorganization (see Note 2)                   $187   $300,277             $(490)        (236,169)            (473)     63,332

 Common shares issued under the
 company's stock option plan
 subsequent to the Reorganization                               40               256                                           296

 Balance at December 31, 2000                       187    300,317    3,976     (234)               0           (1,477)    302,769
 Comprehensive income:
  Net income                                                         28,214                                                 28,214

  Change in unrealized depreciation on
  available-for-sale securities, net of
  income tax provision of $199                                                                                     334         334
 Comprehensive income                                                                                                       28,548

 Issuance of 750,000 shares pursuant to the
 company's stock offering (see Note 10)               8     26,445                                                          26,453

 100,160 common shares issued under
 the company's stock option plan                             1,463               234                                         1,697

 Balance at June 30, 2001                           195    328,225   32,190        0                0           (1,143)    359,467
 Comprehensive income:
  Net income                                                         21,073                                                 21,073

  Change in unrealized appreciation on
  available-for-sale securities, net of
  income tax provision of $1,689                                                                                 2,874       2,874
 Comprehensive income                                                                                                       23,947

 35,513 common shares issued under
 the company's stock option plan                      1        649                                                             650
 Other                                                          22                                                              22

 Balance at September 30, 2001                     $196   $328,896  $53,263       $0               $0           $1,731    $384,086

                                   See accompanying Notes to Consolidated Financial Statements.

                              RightCHOICE Managed Care, Inc.
                     Consolidated Statements of Cash Flows (unaudited)
                                      (in thousands)
                                                                  For the nine months ended
                                                                          September 30,
                                                                      2001           2000
Cash flows from operating activities:
 Net income                                                         $49,287        $24,887
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Benefit for deferred income taxes                                  (2,943)        (3,684)
  Depreciation and amortization                                      16,865         15,323
  Distributions net of undistributed earnings
     from an unconsolidated affiliate                                   401           (283)
  Gain on sale of investments                                        (1,005)          (938)
  Amortization of premiums and accretion of discounts, net              155           (127)
  Gain on sale of property and equipment                                (41)          (655)
  Minority interest in consolidated subsidiary                                       5,021
 (Increase) decrease in certain assets:
  Receivables                                                        (6,691)       (20,306)
  Other assets                                                       (2,868)         4,055
 Increase (decrease) in certain liabilities:
  Medical claims payable                                              5,252          4,612
  Unearned premiums                                                   7,920            110
  Accounts payable and accrued expenses                              (4,837)         5,788
  Reserve for loss contract                                                         (4,945)
  Obligations for employee benefits                                   3,414          1,161
  Income taxes payable                                                  389          3,204
Net cash provided by operating activities                            65,298         33,223
Cash flows from investing activities:
 Proceeds from matured investments:
  Fixed maturities                                                   25,198         48,805
 Proceeds from investments sold:
  Fixed maturities                                                  155,087         58,915
  Equity securities                                                     618         21,820
  Other                                                               1,283            965
 Investments purchased:
  Fixed maturities                                                 (235,881)      (115,105)
  Equity securities                                                    (778)       (26,063)
  Other                                                                (174)          (490)
 Proceeds from property and equipment sold                               41          3,598
 Property and equipment purchased                                   (12,641)        (6,438)
Net cash used in investing activities                               (67,247)       (13,993)
Cash flows from financing activities:
 Issuance of common stock under stock plans                             292             20
 Net proceeds from stock offering                                    26,475
 Payments of long-term debt                                         (26,063)        (6,000)
 Payments of capital lease obligations                               (3,454)        (3,358)
Net cash used in financing activities                                (2,750)        (9,338)
Net (decrease) increase in cash and cash equivalents                 (4,699)         9,892
Cash and cash equivalents at beginning of period                     56,026         63,477
Cash and cash equivalents at end of period                          $51,327        $73,369

Supplemental Disclosure of Cash Information:
 Interest paid                                                       $1,458         $2,885
 Income taxes paid, net                                              27,069         20,122
Supplemental Schedule of Noncash Investing and Financing Activities:
 Equipment acquired through capital leases                            5,171          3,417
 Disposal of equipment under capital leases                                            665

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

Upon completion of the Reorganization on November 30, 2000, there were 18,659,300 outstanding common shares of RightCHOICE, of which 14,962,500 shares (or approximately 80%) were held beneficially by the Foundation. As of September 30, 2001, there were 19,564,176 shares outstanding of which 11,112,500 shares (or approximately 57%) were held beneficially by the Foundation. See Note 10, "Stock offering," for information regarding the sale of RightCHOICE stock by the company and the Foundation in May 2001. The Foundation had approximately 57% of the voting power of RightCHOICE at September 30, 2001, although a voting trust held approximately 92% of the Foundation's shares at September 30, 2001. The Foundation will vote and sell shares as required by the voting trust and divestiture agreement.

See Note 9, "Unaudited pro forma financial information," for additional information related to the Reorganization referred to above.

See Note 11, "Subsequent event," for information relating to the merger agreement entered into by RightCHOICE, WellPoint Health
Networks Inc. and RWP Acquisition Corp.

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

An individual plaintiff representing a class of Blue Cross and Blue Shield of Missouri subscribers who had intervened and was joined in the action appealed the circuit court's judgment to the Missouri Court of Appeals, Western District. This plaintiff on his behalf and on behalf of the class contends that Blue Cross and Blue Shield of Missouri was a mutual benefit corporation, that its assets should not be transferred to a charitable trust or other charitable organization such as The Missouri Foundation For Health and that the existing parties to the action would not adequately represent their interests in the resolution of the question whether Blue Cross and Blue Shield of Missouri is a public benefit or a mutual benefit corporation. Briefs have been filed in the appeal and oral arguments have been scheduled for December 7, 2001. If the circuit court's judgment is reversed, our company, as successor to Blue Cross and Blue Shield of Missouri, could be obligated to pay substantial money damages. It is also possible that if the circuit court's judgment is reversed, a court could order the Reorganization be rescinded as if it never happened, although we believe that this would be unlikely. If a court enters those orders or orders like those, it would have a material adverse effect on us.

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

RightCHOICE's subsidiaries, Healthy Alliance Life Insurance Company, HMO Missouri, Inc., HealthLink HMO, Inc., and RightCHOICE Insurance Company, file statutory-based financial statements with the Departments of Insurance in numerous states. On January 1, 2001, changes to the statutory basis of accounting became effective. The cumulative effect of these changes, known as the Codification of Statutory Accounting Principles guidance (the Codification), was recorded as a direct adjustment to the statutory surplus of the company's subsidiaries. The company's adoption of the Codification did not have a material adverse effect on the company or its subsidiaries. The statutory surplus of the company's subsidiaries after adoption of the Codification continues to be in excess of the minimum regulatory risk-based capital requirements.

5. Provision for income taxes

The company's effective income tax provision rate was 22.5% and 39.4% for the third quarter of 2001 and 2000, respectively, and 33.2% and 39.6% for the first nine months of 2001 and 2000, respectively. The provisions for income taxes for the third quarter and first nine months of 2001 include a non-recurring tax benefit of $4.5 million. The tax benefit relates to the previously described $12.8 million cash payment to the Foundation in November 2000. RightCHOICE did not record a tax benefit for this payment in 2000 due to the lack of guidance in this area. Subsequently, in 2001, an additional ruling was issued by the IRS that clarified the ability to treat the payment as a tax deduction. As a result, the payment to the Foundation was deducted in the company's 2000 tax return, which was filed in September 2001, and the benefit for this deduction was recognized in the tax provision in the third quarter of 2001. Excluding this non-recurring tax benefit, the company's effective income tax provision rate was 38.9% and 39.3% for the third quarter and first nine months of 2001, respectively. The effective tax provision rates in 2001 and 2000 were also affected by non-deductible goodwill amortization, among other things. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon all the available evidence, management believes it is more likely than not that the company will realize its deferred tax assets as of September 30, 2001, and, accordingly, no valuation allowance has been provided against such assets as of September 30, 2001.

6. Earnings per share

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. Share and per share data for the third quarter of 2000 and the first nine months of 2000 give effect to the Reorganization (see Note 2, "Organization," above) in a manner similar to a stock split (i.e. as if the 14,962,500 shares of RightCHOICE existed for all prior periods before the Reorganization was completed in place of the one share of RightCHOICE that the Foundation owned prior to the Reorganization). Because the Reorganization was accounted for in a manner similar to a pooling of interests, except for the exchange of the 3.7 million shares of class A common stock held by the public minority stockholders of Old RightCHOICE and the exchange of options to purchase shares of Old RightCHOICE for options to purchase shares of RightCHOICE, the weighted average shares outstanding used for computing the third quarter of 2000 and the first nine months of 2000 earnings per share consist only of the 14,962,500 shares owned by the Foundation. For the third quarter of 2001 and the first nine months of 2001, weighted average shares outstanding consist of the 14,962,500 shares plus approximately 3.7 million common shares issued to the former public minority stockholders of Old RightCHOICE on November 30, 2000, the date of the Reorganization, plus the weighted average of approximately 0.9 million shares issued subsequent to the Reorganization pursuant to the stock offering described in Note 10 as well as pursuant to stock-based compensation plans. There were 477,219 and 462,904 potential dilutive common shares for the third quarter of 2001 and 2000, respectively, and 471,970 and 315,436 potential dilutive common shares for the first nine months of 2001 and 2000, respectively.

7. Comprehensive income

The components of other comprehensive income related to the unrealized gains or losses on RightCHOICE's available-for-sale securities for the three and nine month periods ended September 30, 2001 and 2000 are as follows:

                                                Three months       Nine months
                                                    ended             ended
                                                September 30,      September 30,
                                                2001    2000       2001    2000
                                               (in thousands)     (in thousands)
Unrealized holding gains arising during
        period, net  of  taxes and
        minority interest                      $3,107  $1,131    $3,868  $1,949
Less:   reclassification  adjustment  for
        (gains) losses included in net
        income, net of taxes                     (233)    111      (660)   (583)
Net  unrealized gains on securities,  net
        of taxes and minority interest         $2,874  $1,242    $3,208  $1,366


The components of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets include unrealized net appreciation (depreciation) of investments as well as a minimum pension liability adjustment. The unrealized net appreciation (depreciation) of investments, net of taxes, was $2,089 and $(1,119) at September 30, 2001 and December 31, 2000, respectively. The minimum pension liability increase, net of taxes, was $358 and $358 at September 30, 2001 and December 31, 2000, respectively.

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

As of and for the
three months ended
September 30, 2001  Underwritten  Self-funded  Other  Eliminations  Consolidated
Revenues                $265,499      $33,908  $2,124     $(1,359)     $300,172
Operating income           9,133       13,132     873                    23,138
Investment income, net     4,013          298                             4,311
Depreciation and
  amortization expense     3,341        1,560     712                     5,613
Identifiable assets       98,529       40,422  57,349                   196,300

As of and for the
nine months ended
September 30, 2001  Underwritten  Self-funded  Other  Eliminations  Consolidated
Revenues                $766,570     $101,105  $6,327     $(3,866)     $870,136
Operating income          19,975       39,258   2,509                    61,742
Investment income, net    12,654          971                            13,625
Depreciation and
  amortization expense     9,974        4,755   2,136                    16,865

As of and for the
three months ended
September 30, 2000  Underwritten  Self-funded  Other  Eliminations  Consolidated
Revenues                $242,447      $29,122  $1,728     $(1,225)     $272,072
Operating income           3,363        9,211     506                    13,080
Investment income, net     4,000          438                             4,438
Depreciation and
  amortization expense     3,021        1,420     659                     5,100
Identifiable assets       77,248       38,518  59,865                   175,631

As of and for the
nine months ended
September 30, 2000  Underwritten  Self-funded  Other  Eliminations  Consolidated
Revenues                $692,704      $87,205  $5,651     $(3,690)     $781,870
Operating income           6,256       28,844   2,006                    37,106
Investment income, net    12,770        1,139                            13,909
Depreciation and
  amortization expense     8,989        4,246   2,088                    15,323

9. Unaudited pro forma financial information

In accordance with Accounting Principles Board Opinion 16, "Business Combinations," the following unaudited pro forma summary for the third quarter and first nine months of 2000 presents revenues, operating income, net income and per share data of RightCHOICE as if the Reorganization had occurred as of the beginning of the year.
The pro forma information includes the results of operations of BCBSMo combined with Old RightCHOICE. In addition, results include amortization of intangible assets resulting from the Reorganization, additional premium tax expense for the underwritten business of BCBSMo that was not previously subject to premium tax, foregone interest on the cash that was paid to the Foundation, and the related income tax effects of such adjustments. In addition, the results below exclude approximately $0.7 million and $1.0 million of costs (before tax) incurred in the third quarter and first nine months of 2000, respectively, for legal, consulting, and other fees resulting directly from the Reorganization, along with the related tax effects of such costs. The charge for the minority stockholders' interest in Old RightCHOICE has been excluded because the information below assumes the Reorganization took place at the beginning of the year. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if BCBSMo and Old RightCHOICE had been a single entity during the third quarter and first nine months of 2000, nor is it indicative of the results of operations which may occur in the future. Pro forma basic earnings per share is calculated based on approximately 18.6 million shares for the third quarter of 2000 and the first nine months of 2000. Pro forma diluted earnings per share is calculated based on approximately 19.1 million and 19.0 million shares for the third quarter and first nine months of 2000, respectively. Actual results for the third quarter and first nine months of 2001 are included for comparative purposes.

(unaudited)                 Three months ended            Nine months ended
                               September 30,                September 30,
                              2001       2000              2001       2000
                            (actual)  (pro forma)        (actual)  (pro forma)
Revenues                    $300,172     $272,072        $870,136     $781,870
Operating income              23,138       13,044          61,742       35,944
Net income                    21,073       10,140          49,287       28,754
Basic earnings per share       $1.08        $0.54           $2.57        $1.54
Diluted earnings per share     $1.05        $0.53           $2.51        $1.52

10. Stock offering

On May 7, 2001, the Foundation and the company completed a sale of 4,000,000 shares of common stock of the company. Of the total, 3,250,000 shares were sold by the Foundation. RightCHOICE did not receive any proceeds from this sale of shares by the Foundation.
The company sold 750,000 shares of RightCHOICE common stock which resulted in net proceeds to the company of approximately $26.5 million after deducting the underwriting discounts and commissions and other expenses. The proceeds of the sale of these shares were used primarily to repay the remaining $24.1 million of borrowed funds outstanding under the company's credit facility. Upon repayment of these borrowings on May 7, 2001, the company's credit facility was terminated. The remaining net proceeds from the company's stock sale will be used for capital expenditures and other general corporate purposes. On May 10, 2001, the Foundation sold an additional 600,000 shares pursuant to the underwriters' over-allotment option. RightCHOICE did not receive any proceeds from this sale of shares by the Foundation. After these sales, the Foundation owned approximately 11.1 million shares, or approximately 57% of the company's outstanding common stock as of November 1, 2001. A voting trust holds approximately 92% of the Foundation's shares as of November 1, 2001.

11. Subsequent event

On October 17, 2001, RightCHOICE entered into a merger agreement with WellPoint Health Networks Inc. (WellPoint) and RWP Acquisition
Corp., a wholly-owned subsidiary of WellPoint. Under the merger agreement, RightCHOICE will merge into RWP Acquisition Corp. with RWP Acquisition Corp. surviving as a wholly-owned subsidiary of WellPoint under the name RightCHOICE Managed Care, Inc. The consideration to be received by the stockholders of RightCHOICE in the merger for each of their shares of RightCHOICE common stock will be either (i) WellPoint common stock at a fixed exchange ratio of
0.6161 shares of WellPoint common stock or (ii) at the election of the RightCHOICE stockholder, $66.00 cash. RightCHOICE stockholders will be able to elect to receive cash for any or all shares of RightCHOICE common stock held by such holder, subject to a prorationing mechanism so that 30 percent of the outstanding shares of RightCHOICE common stock will be converted into cash and 70 percent of the outstanding shares of RightCHOICE common stock will be converted into WellPoint common stock. In addition, WellPoint will assume all options to purchase common stock of RightCHOICE outstanding under RightCHOICE's existing stock option plans, each option that is unvested at the effective time of the merger will become vested and exercisable at the effective time of the merger, and all options will become exercisable for shares of WellPoint common stock rather than shares of RightCHOICE common stock, in a number and at an exercise price adjusted to reflect the exchange ratio in the merger.

Consummation of the merger is subject to approval of the stockholders of RightCHOICE, receipt of approvals under applicable insurance and anti-trust laws, approval of the Blue Cross Blue Shield Association and other customary closing conditions. The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code and will be accounted for under the purchase method of accounting. WellPoint and RightCHOICE currently expect the transaction to close in the first quarter of 2002.

Concurrently with the execution of the merger agreement, The Missouri Foundation For Health, RightCHOICE's largest stockholder owning approximately 57% of the outstanding shares of RightCHOICE stock, and WellPoint entered into a voting and lockup agreement. Under the voting and lockup agreement, the Foundation agreed among other things to vote all of its shares of RightCHOICE stock in favor of the merger unless the merger agreement is terminated or is amended in any manner materially adverse to the Foundation without its consent or unless, at the time of the RightCHOICE stockholders' meeting to vote on the merger, any event has occurred that has had or would reasonably be expected to have a material adverse effect on WellPoint.

In conjunction with the execution of the voting and lockup agreement, RightCHOICE and the Foundation entered into an agreement under which RightCHOICE will consult with the Foundation prior to RightCHOICE's exercise of various termination rights or the waiver of various conditions under the merger agreement.

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

Results of operations

Revenues

The following table sets forth revenue (in thousands) by funding type and product group for the three and nine month periods ended
September 30, 2001 and 2000 (unaudited):


                                    Three months ended     Nine months ended
                                       September 30,         September 30,
Underwritten premium revenue:        2001        2000       2001       2000
   PPO                             $111,524     $95,921    $326,718   $263,944
   POS                               66,028      50,715     187,570    145,380
   HMO (includes other POS)          40,742      55,718     117,264    166,369
   Medicare supplement               21,433      22,049      64,996     67,302
   Managed indemnity                    717         734       2,091      2,021
   Other specialty services          24,705      17,060      67,306     47,258
     Total premium revenue          265,149     242,197     765,945    692,274
Self-funded PPO/POS, HMO and ASO
   revenue (includes HealthLink
   and other income)                 34,258      29,372     101,730     87,635
Non-affiliated real estate rental
   income                               765         503       2,461      1,961
     Total fees and other income     35,023      29,875     104,191     89,596
     Total revenues                $300,172    $272,072    $870,136   $781,870

Operating ratios

The following table sets forth selected operating ratios. The medical cost ratio reflects health care services expense as a percentage of premium revenue. All other ratios are shown as a percentage of total revenues:


                                    Three months ended     Nine months ended
                                       September 30,         September 30,
                                     2001        2000       2001       2000
Operating revenue ratios:
  Premium revenue                    88.3%       89.0%      88.0%      88.5%
  Self-funded fees and other income  11.4%       10.8%      11.7%      11.2%
  Non-affiliated rental income        0.3%        0.2%       0.3%       0.3%
                                    100.0%      100.0%     100.0%     100.0%

Operating ratios:
  Medical cost ratio                 80.2%       81.9%      80.5%      82.0%
  Commission expense ratio            3.8%        3.4%       3.7%       3.5%
  General and administrative expense
     ratio                           17.7%       18.9%      18.3%      19.1%
  Adjusted general and administrative
     expense ratio (excludes
     depreciation and amortization)  15.8%       17.0%      16.4%      17.2%
  Underwritten general and
     administrative expense ratio    12.3%       13.1%      12.8%      13.2%

Membership

The following table sets forth the number of members by funding type and product group:


                                                                   %
                                         September 30,         Increase/
                                         2001       2000      (Decrease)
Underwritten:
  PPO                                  253,615    228,219        11.1
  POS                                  156,303    138,928        12.5
  HMO (includes other POS)              86,885    127,722       (32.0)
  Medicare supplement                   47,383     49,888        (5.0)
  Managed indemnity                      2,064      1,755        17.6
     Total underwritten membership     546,250    546,512        (0.0)

Self-funded:
  PPO/POS                               61,324     47,699        28.6
  HMO                                    5,778      7,723       (25.2)
  ASO (includes HealthLink):
     Workers' compensation             718,300    723,771        (0.8)
     Other ASO(1)                    1,493,085  1,368,024         9.1
      Total self-funded membership   2,278,487  2,147,217         6.1

      Total membership               2,824,737  2,693,729         4.9

(1)Does not include 683,325 and 411,026 additional third-party administrator members as of September 30, 2001 and 2000, respectively, that are part of The EPOCH Group, L.C. (EPOCH), a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995. The membership above does include 196,997 and 167,110 members of EPOCH as of September 30, 2001 and 2000, respectively, whose employers are primarily located in our Blue Cross and Blue Shield service area. Our share of the earnings of EPOCH is included within the caption, "Other (expense) income, net" in the Consolidated Statements of Income.

COMPARISON OF 2001 RESULTS TO 2000 RESULTS

Revenues

Underwritten

Premium revenue increased $22.9 million, or 9.5%, to $265.1 million in the third quarter of 2001 from $242.2 million in the third quarter of 2000. For the first nine months of 2001, premium revenue increased $73.6 million, or 10.6%, to $765.9 million from $692.3 million in the first nine months of 2000. As described below, components of premium revenue were affected by shifts in product mix, rate increases, enrollment growth, and other factors. As a result, such increase in premium revenue may not be indicative of future periods. We will continue to strive to establish premium rates based on anticipated health care costs. Depending on future competition, customer acceptance of premium increases, future health care cost trends and other factors, we cannot provide any assurances that we will be able to price the products of our subsidiaries in excess of health care cost trends.

PPO premium revenue, including our Illinois PPO products and Federal Employee Program, increased approximately $15.6 million, or 16.3%, to $111.5 million in the third quarter of 2001 from $95.9 million in the third quarter of 2000 -- $11.6 million due to a 12.4% increase in member months and a $4.0 million increase resulting from a 3.5% increase in net premium rates. For the first nine months of 2001, PPO premium revenue increased $62.8 million, or 23.8%, to $326.7 million from $263.9 million in the first nine months of 2000 --
$41.9 million due to a 15.8% increase in member months and a $20.9 million increase resulting from a 6.9% increase in net premium rates. Excluding the Federal Employee Program which is described further below, net premium rates increased 7.3% and 8.3% in the third quarter and first nine months of 2001, respectively, as compared to the same periods of 2000. The term member months refers to the cumulative number of members added together over a specific time period. Thus, for a quarter, member months are determined by adding together the membership counts for all three months. Net premium rates increased due in part to our premium renewal rate increases, which are affected by medical cost inflation, changes in deductibles, the timing of group renewals throughout the year and product mix changes. Member months increases reflect the membership growth in our PPO products that we began offering in Illinois under the RightCHOICE of Illinois brand at the end of the first quarter of 1997. Included in the number of underwritten PPO members are 28,955 PPO Illinois members as of September 30, 2001, an increase of 2,090 members from September 30, 2000. Also, member months increased due to an increase in large group sales partially due to the popularity of the BlueCard(R) PPO program. The BlueCard(R) PPO program allows our Alliance PPO and POS members access to Blue Cross and Blue Shield plans' providers throughout essentially all of the United States and 200 countries worldwide.

PPO premium revenue for the Federal Employee Program decreased $1.9 million, or 8.0%, to $22.7 million in the third quarter of 2001 from $24.6 million in the third quarter of 2000. For the first nine months of 2001, Federal Employee Program revenue increased $3.2 million, or 4.6%, to $72.3 million from $69.1 million in the first nine months of 2000. Federal Employee Program revenue typically fluctuates based on actual administrative costs incurred and claims
submitted.   The decrease in the Federal Employee Program revenue in
the third quarter of 2001 is primarily due to a reduction in related claims costs of approximately $1.6 million as compared to the third quarter of 2000. The increase in Federal Employee Program revenue for the first nine months of 2001 is primarily due to an increase in claims costs of approximately $3.6 million as compared to the first nine months of 2000.

POS premium revenue, which includes our AllianceChoice and AlliancePreferred group and individual products, increased $15.3 million, or 30.2%, to $66.0 million for the third quarter of 2001 from $50.7 million for the third quarter of 2000 -- $8.2 million of the increase due to a 16.3% increase in net premium rates and $7.1 million of the increase resulting from an 11.9% increase in member months. For the first nine months of 2001, POS premium revenue increased $42.2 million, or 29.0%, to $187.6 million from $145.4 million in the first nine months of 2000 -- $23.5 million of the increase due to a 16.4% increase in net premium rates and $18.7 million of the increase resulting from a 10.9% increase in member months. Net premium rates increased due in part to premium renewal rate increases which are affected by medical cost inflation, changes in deductibles, the timing of group renewals throughout the year and product mix changes. Member months increased in part due to the popularity of the aforementioned BlueCard(R) PPO program. In addition, we began offering our AlliancePreferred POS products in January
2001. AlliancePreferred POS offers the same benefits and service area as AllianceChoice POS, but with a complementary network of providers. We had approximately 3,300 members enrolled in AlliancePreferred POS as of September 30, 2001.

HMO (including other POS) premium revenue decreased $15.0 million, or 26.9%, to $40.7 million in the third quarter of 2001 from $55.7 million in the third quarter of 2000 primarily due to the planned and intentional termination, effective December 31, 2000, of our participation in the Missouri Consolidated Health Care Plan (MCHCP) and Blue Horizons Medicare HMO. Excluding these two programs, premium revenue increased approximately $6.3 million, or 18.5%, to $40.7 million in the third quarter of 2001 from $34.4 million in the third quarter of 2000 -- $2.4 million due to a 3.5% increase in member months and $3.9 million due to a 14.4% increase in net premium rates. For the first nine months of 2001, excluding these two programs, premium revenue increased approximately $15.5 million, or 15.2%, to $117.3 million from $101.8 million in the first nine months of 2000 -- $5.6 million due to a 3.8% increase in member months and $9.9 million due to an 11.1% increase in net premium rates. Membership in underwritten HMO (and other POS) products declined by 40,837 members from September 30, 2000 to September 30, 2001. However, excluding the two aforementioned terminated programs, membership increased by 3,386 members over this same time period.

Medicare supplement premium revenue decreased by $0.6 million, or 2.8%, to $21.4 million in the third quarter of 2001 from $22.0 million in the third quarter of 2000 -- $1.2 million of the decrease resulting from a 5.3% decrease in member months, partially offset by a $0.6 million increase due to a 2.7% increase in net premium rates. For the first nine months of 2001, Medicare supplement premium revenue decreased approximately $2.3 million, or 3.4%, to $65.0 million from $67.3 million for the first nine months of 2000 -- $4.4 million of the decrease resulting from a 6.3% decrease in member months, partially offset by a $2.1 million increase due to a 3.0% increase in net premium rates.

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

Managed indemnity premium revenue was $0.7 million for both the third quarter of 2001 and the third quarter of 2000. For the first nine months of 2001, managed indemnity premium revenue increased slightly to $2.1 million from $2.0 million in the first nine months of 2000.

Other specialty services premium revenue, which is derived from our PPO and POS group pharmacy plans as well as all of our group dental benefit plans, increased $7.6 million, or 44.8%, to $24.7 million in the third quarter of 2001 from $17.1 million in the third quarter of 2000 -- $2.9 million due to an 11.4% increase in member months and $4.7 million resulting from a 30.0% increase in net premium rates. For the first nine months of 2001, other specialty services premium revenue increased $20.0 million, or 42.4%, to $67.3 million from $47.3 million in the first nine months of 2000 -- $9.0 million of the increase as a result of a 13.4% increase in member months and $11.0 million resulting from a 25.5% increase in net premium rates. Specialty product membership related to our pharmacy products increased during this period as a result of growth in our PPO and POS group underwritten membership. The increase in membership for pharmacy products was offset slightly by decreases in our dental product member months, which decreased by 15.9% in the third quarter of 2001 as compared to the third quarter of 2000 and 15.5% in the first nine months of 2001 as compared to the first nine months of 2000, due to competition from dental products that have lower premiums than our dental product. We do not separately report membership related to other specialty services in our total underwritten membership because these members are already counted as members of our other underwritten products. The increases in net premium rates primarily relates to our pharmacy products and corresponds to the high levels of prescription utilization and trends that our company, as well as the industry as a whole, have experienced in recent years.

Self-funded

Fees and other income from administrative services only, self-funded network services and life insurance commission revenues increased $4.9 million, or 16.6%, to $34.3 million in the third quarter of 2001 from $29.4 million in the third quarter of 2000. For the first nine months of 2001, fees and other income increased $14.1 million, or 16.1%, to $101.7 million from $87.6 million in the first nine months of 2000. These increases are partially due to increased revenues from HealthLink, Inc. (HealthLink), our network rental and managed care service subsidiary, of $2.3 million and $6.0 million for the third quarter and first nine months of 2001, respectively, as compared to the same periods of 2000. HealthLink's increase in revenues was partially due to membership growth as well as rate increases in HealthLink's managed health care and workers' compensation programs, which together resulted in an increase in fees earned from providers and payors. Our BlueCard(R) PPO and National Account ASO revenues increased by $1.1 million and $3.4 million in the third quarter and first nine months of 2001, respectively, as compared to the same periods of 2000 primarily due to member month increases of 27.0% and 23.9% in the third quarter and first nine months of 2001, respectively, as compared to the same periods of 2000. In addition, our self-funded PPO/POS and PPO network rental revenues (non-HealthLink) increased by $1.3 million and $4.4 million in the third quarter and first nine months of 2001, respectively, as compared to the same periods of 2000 due in part to rate and product mix changes as well as an increase in member months of 2.6% in the first nine months of 2001 as compared to the first nine months of 2000.

Other income

Rental income related to non-affiliated tenants increased to $0.8 million and $2.5 million in the third quarter and first nine months of 2001, respectively, from $0.5 million and $2.0 million in the same periods of 2000.

Operating expenses

Our medical cost ratio decreased to 80.2% in the third quarter of 2001 from 81.9% in the third quarter of 2000. Our medical cost ratio decreased to 80.5% in the first nine months of 2001 from 82.0% in the first nine months of 2000. The medical cost ratio represents health care services expense divided by premium revenue. The medical cost ratios in 2001 are lower compared to the ratios in 2000 due in part to our pricing strategy, which resulted in an overall increase in the premium per member per month of approximately 9.5% and 10.0% in the third quarter and first nine months of 2001, respectively, as compared to the same periods of 2000. The medical expense on a per member per month basis increased by approximately 7.2% and 7.9% in the third quarter and first nine months of 2001, respectively, as compared to the same periods of 2000. Inclusive in the medical expense on a per member per month basis in 2001 is a pharmacy cost trend increase in the mid twenty percent range which was driven by a combination of factors, including introduction of new drug therapies, physicians' use of newer, more expensive drugs, and greater utilization of drugs driven in part by direct-to-consumer advertising. Approximately 96% of our underwritten members with a pharmacy benefit participate in a three-tier copayment program that encourages members and physicians to use the most cost-effective drugs in a drug class. We manage our medical costs through a variety of medical management programs.

Commission expense increased by approximately $2.1 million, or 23.3%, to $11.3 million in the third quarter of 2001 from $9.2 million in the third quarter of 2000. For the first nine months of 2001, commission expense increased by $5.4 million, or 20.0%, to $32.4 million from $27.0 million in the first nine months of 2000. The commission expense ratio increased to 3.8% and 3.7% for the third quarter and first nine months of 2001, respectively, from 3.4% and 3.5% in the third quarter and first nine months of 2000, respectively. This ratio represents commission expense divided by total revenues. The increase in commission expense in the third quarter and first nine months of 2001 is primarily due to an increase in overall premium and membership as compared to the same periods of 2000. In addition, the increase in the commission expense ratio is partially due to the aforementioned termination of MCHCP. MCHCP premium revenue, which was not subject to commission expense, was $14.9 million and $44.3 million in the third quarter and first nine months of 2000, respectively.

General and administrative expenses, excluding depreciation and amortization, increased $1.2 million, or 2.4%, to $47.5 million in the third quarter of 2001 from $46.3 million in the third quarter of 2000. For the first nine months of 2001, general and administrative expenses, excluding depreciation and amortization, increased $8.1 million, or 6.0%, to $142.5 million from $134.4 million in the first nine months of 2000. The increase in these expenses is partially attributable to HealthLink's member expansion efforts, which resulted in increased HealthLink expenses of $0.8 million and $2.1 million in the third quarter and first nine months of 2001, respectively, as compared to the same periods of 2000. The increase in general and administrative expenses is also attributable to an increase of $1.0 million and $2.2 million in corporate initiative expenses for corporate projects in the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. These corporate projects include our efforts to comply with the Health Insurance Portability and Accountability Act (HIPAA), our software migration to Facets, a newer client server software package to handle our primary transaction functions, internet development, and various other corporate projects.

Our adjusted general and administrative expense ratio decreased to 15.8% and 16.4% in the third quarter and first nine months of 2001, respectively, from 17.0% and 17.2% in the same periods of 2000. The ratio represents general and administrative expenses, excluding depreciation and amortization, divided by total revenues. The decrease reflects our continued focus on cost containment and increased economies of scale associated with membership and revenue growth during 2001.

Depreciation and amortization expenses increased to $5.6 million in the third quarter of 2001 from $5.1 million in the third quarter of 2000. For the first nine months of 2001, depreciation and amortization expenses increased to $16.9 million from $15.3 million in the first nine months of 2000. During the third quarter and first nine months of 2001, we amortized $0.4 million and $1.2 million, respectively, of the goodwill and intangible assets resulting from our Reorganization on November 30, 2000, as described in Note 2, "Organization," in the Notes to Consolidated Financial Statements. In addition, amortization expenses for the completed components of the company's information and operations strategy project increased by $0.1 million and $0.5 million in the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000.

Operating expenses for our underwritten segment include health care service costs, commissions, and general and administrative expenses attributable to that segment's operations. Operating expenses for the self-funded segment include commissions and general and administrative expenses attributable to that segment. Operating expenses for the other segment include general and administrative expenses primarily related to our real estate activities. Operating expenses for the underwritten segment increased $17.3 million to $256.4 million in the third quarter of 2001 from $239.1 million in the third quarter of 2000 primarily due to an increase in health care service costs of $14.3 million. For the first nine months of 2001, operating expenses for the underwritten segment increased $60.2 million to $746.6 million from $686.4 million in the first nine months of 2000 due primarily to an increase in health care service costs of $48.6 million. Health care service costs increased due primarily to an increase in our per member claims costs, as previously described. General and administrative and commission expenses also increased by $0.9 million and $2.1 million, respectively, in the third quarter of 2001 as compared to the third quarter of 2000. For the first nine months of 2001, general and administrative and commission expenses increased by $6.2 million and $5.4 million, respectively, as compared to the first nine months of 2000. These increases were partially attributable to an increase in corporate initiative expenses in the third quarter and first nine months of 2001. As previously noted, the commission expense increased due to increased premiums as well as the impact of gaining new underwritten membership that is subject to commission expense while terminating the MCHCP membership that was not subject to commission expense.

Operating expenses for the self-funded segment increased
$0.9 million to $20.8 million in the third quarter of 2001 from $19.9 million in the third quarter of 2000. For the first nine months of 2001, operating expenses increased $3.4 million to $61.8 million from $58.4 million in the first nine months of 2000. These increases were partially due to an increase in HealthLink's general and administrative expenses of $0.8 million and $2.1 million in the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000, as previously described. In addition, general and administrative expenses primarily related to our Blue Cross Blue Shield self-funded products increased $0.1 million and $1.3 million in the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000 due largely to the increase in our other self-funded membership, as previously described.

Operating expenses for the other segment increased to $1.3 million in the third quarter of 2001 from $1.2 million in the third quarter of 2000. For the first nine months of 2001, operating expenses for the other segment increased to $3.8 million from $3.6 million for the first nine months of 2000.

Operating income

Operating income increased $10.0 million, or 76.9%, to $23.1 million in the third quarter of 2001 from $13.1 million in the third quarter of 2000. For the first nine months of 2001, operating income increased $24.6 million, or 66.4%, to $61.7 million from $37.1 million in the first nine months of 2000. Our operating margin increased to 7.7% in the third quarter of 2001 from 4.8% in the third quarter of 2000. Our operating margin increased to 7.1% in the first nine months of 2001 from 4.7% in the first nine months of 2000. Operating margin represents operating income divided by total revenue.

Operating income for our underwritten segment increased $5.7 million to $9.1 million in the third quarter of 2001 from $3.4 million in the third quarter of 2000. For the first nine months of 2001, operating income for our underwritten segment increased $13.7 million to $20.0 million from $6.3 million in the first nine months of 2000. The improvement in 2001 as compared to 2000 was primarily due to the improved general and administrative expense and medical cost ratios. Our underwritten segment's operating margin increased to 3.4% and 2.6% in the third quarter and first nine months of 2001, respectively, from 1.4% and 0.9% in the third quarter and first nine months of 2000, respectively.

Operating income for our self-funded segment increased $3.9 million, or 42.6%, to $13.1 million in the third quarter of 2001 from $9.2 million in the third quarter of 2000. For the first nine months of 2001, operating income for our self-funded segment increased $10.5 million, or 36.1%, to $39.3 million from $28.8 million in the first nine months of 2000. The improvements in 2001 are due partially to HealthLink's continued profit growth from increased revenues, as previously described. The increase in operating income is also due to the increase in our other self-funded membership, as previously described.

Operating income for the other segment increased to $0.9 million in the third quarter of 2001 from $0.5 million in the third quarter of 2000. For the first nine months of 2001, operating income increased to $2.5 million from $2.0 million in the first nine months of 2000.

Net investment income

Net investment income decreased $0.1 million, or 2.9%, to $4.3 million in the third quarter of 2001 from $4.4 million in the third quarter of 2000. For the first nine months of 2001, net investment income decreased by $0.3 million, or 2.0%, to $13.6 million from $13.9 million in the first nine months of 2000. Net investment income includes investment income in the form of interest and dividend income and net realized gains or losses from the sale of portfolio securities. Net investment income declined in 2001 as compared to 2000 due primarily to the poor investment performance of certain invested assets.

Other, net

Other, net expenses were $0.3 million and $0.3 million in the third quarter of 2001 and 2000, respectively. For the first nine months of 2001, other, net expenses increased $0.1 million, or 6.8%, to $1.6 million from $1.5 million in the first nine months of 2000. Other, net includes interest expense, equity in unconsolidated affiliates, realized gains and losses from the sale of property and equipment, and other items. Interest expense decreased by $0.7 million and $1.5 million in the third quarter and first nine months of 2001, respectively, as compared to the same periods of 2000 primarily due to a reduction in the total amount of debt outstanding. We repaid the remaining $24.1 million of borrowed funds outstanding under our credit facility in May 2001. Our share of the earnings of our unconsolidated EPOCH affiliate decreased by $0.1 million and $0.3 million in the third quarter and first nine months of 2001, respectively, as compared to the same periods of 2000. In the third quarter of 2000, we recorded a gain of $0.2 million related to a principal repayment of an investment that the company had previously written off in a prior year. We also realized a $0.7 million gain on the sale of our Southwest Missouri regional office building in May 2000. We relocated the employees and operations to a larger leased facility within the same region.

Minority interest in consolidated subsidiary

The charge for the minority interest in the third quarter and first nine months of 2000 relates to the public minority stockholders' interest in the results of operations of RightCHOICE Managed Care, Inc., a Missouri corporation (Old RightCHOICE), as further described in Note 2, "Organization," of the Notes to Consolidated Financial Statements. The public minority stockholders consisted of the holders of the 3.7 million class A common shares of Old RightCHOICE, which represented approximately 20% of the total outstanding shares of Old RightCHOICE prior to the Reorganization on November 30, 2000 as further described in Note 2.

Provision for income taxes

Our effective income tax provision rate was 22.5% and 39.4% for the third quarter of 2001 and 2000, respectively. Our effective income tax provision rate was 33.2% and 39.6% for the first nine months of 2001 and 2000, respectively. The provisions for income taxes for the third quarter and first nine months of 2001 include a non-recurring tax benefit of $4.5 million. The tax benefit relates to the $12.8 million cash payment to The Missouri Foundation For Health in November 2000 as described in Note 2, "Organization," of the Notes to Consolidated Financial Statements. We did not record a tax benefit for this payment in 2000 due to the lack of guidance in this area. Subsequently, in 2001, an additional ruling was issued by the IRS that clarified the ability to treat the payment as a tax deduction. As a result, the payment to the Foundation was deducted in our 2000 tax return, which was filed in September 2001, and the benefit for this deduction was recognized in the tax provision in the third quarter of 2001. Excluding this non-recurring tax benefit, the company's effective income tax provision rate was 38.9% and 39.3% for the third quarter and first nine months of 2001, respectively. Our effective income tax rates for 2001 and 2000 were also affected by non-deductible goodwill amortization, among other things. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon all the available evidence, we believe it is more likely than not that we will realize our deferred tax assets as of September 30, 2001, and, accordingly, no valuation allowance has been provided against such assets as of September 30, 2001.

Net income

Our net income for the third quarter of 2001 increased $12.5 million, or 146.3%, to $21.1 million as compared to net income of $8.6 million for the third quarter of 2000 as a result of the factors noted above. Basic and diluted earnings per share for the third quarter of 2001 were $1.08 and $1.05, respectively, compared to basic and diluted earnings per share for the third quarter of 2000 of $0.57 and $0.55, respectively. For the first nine months of 2001, net income increased $24.4 million, or 98.0%, to $49.3 million from $24.9 million in the first nine months of 2000. Basic and diluted earnings per share for the first nine months of 2001 were $2.57 and $2.51, respectively, compared to basic and diluted earnings per share for the first nine months of 2000 of $1.66 and $1.63, respectively. The non-recurring tax benefit recorded in the third quarter of 2001, as previously described, represented $0.22 and $0.23 of the company's diluted earnings per share for the third quarter and first nine months of 2001, respectively. Earnings per share for the third quarter and first nine months of 2001 are based upon weighted average shares outstanding of approximately 19.6 million and 19.2 million, respectively, excluding potential common stock, and 20.0 million and 19.6 million, respectively, assuming full dilution. Earnings per share for the third quarter and first nine months of 2000 are based on 15.0 million shares, excluding potential common stock, and 15.4 million and 15.3 million shares, respectively, assuming full dilution. The increase in weighted average shares outstanding in 2001 compared to 2000 primarily relates to the effect of the Reorganization on November 30, 2000 which resulted in the issuance of 3.7 million shares as further described in Note 2, "Organization," of the Notes to Consolidated Financial Statements. In addition, the company completed a sale of common stock in May 2001 as described below under "Stock offering." This stock offering resulted in an increase of 750,000 shares to the company's total outstanding shares. In addition, for weighted average shares outstanding assuming full dilution, the increase in 2001 was primarily due to the aforementioned Reorganization and stock offering as well as the impact of a higher stock price during 2001 as compared to 2000.

Liquidity and Capital Resources

Our working capital as of September 30, 2001 was $203.5 million, an increase of $60.1 million from $143.4 million as of December 31, 2000. The increase is due in part to the company's stock offering as described below under "Stock offering" which resulted in net proceeds to the company of approximately $26.5 million. The company primarily used these proceeds to repay the remaining $24.1 million of borrowed funds outstanding under the credit facility. In total, during the first nine months of 2001, the company repaid $26.1 million of debt under the credit facility, of which $6.0 million was classified as current as of December 31, 2000. Excluding this $6.4 million positive net impact to working capital related to the credit facility and the stock offering, our working capital increased by $53.7 million. This increase is partially attributable to the net income of $49.3 million in the first nine months of 2001. Depreciation and amortization expenses related to noncurrent assets was $16.9 million. We capitalized $12.6 million of costs for property and equipment purchases, $9.6 million of which relates to capitalized software and capitalized internally developed software. The purchased software and internally developed software consist of our information and operations strategy development (Facets software migration), compliance efforts related to HIPAA, and internet development. In addition, we repaid $3.5 million of debt related to our capital leases. Our unrealized net appreciation of investments available for sale increased (improved) by $3.2 million in the first nine months of 2001.

Net cash provided by operations totaled $65.3 million for the first nine months of 2001 as compared to $33.2 million for the first nine months of 2000. For the first nine months of 2001, our net income was $49.3 million, which included $16.9 million of depreciation and amortization expenses. In addition, receivables, accounts payable and accrued expenses, and medical claims payable were affected by the timing of cash payments and receipts as well as changes in membership and net premium rates and claims payments. Receivables increased by $6.7 million in part due to rate increases related to the company's underwritten products, and other timing factors. One timing factor relates to an increase in billings for future service periods. This increase is directly related to the increase in unearned premiums of $7.9 million since billings that are produced for future service periods are recorded by the company as unearned premium and recognized as income over the applicable service period. Accounts payable and accrued expenses decreased by $4.8 million due to the timing of various operating cash payments and accruals. Medical claims payable increased by $5.3 million, due in part to an increase in the medical expense per member per month, as previously described, as well as other timing factors.

Proposed merger

On October 17, 2001, RightCHOICE entered into a merger agreement with WellPoint Health Networks Inc. (WellPoint) and RWP Acquisition
Corp., a wholly-owned subsidiary of WellPoint. Under the merger agreement, RightCHOICE will merge into RWP Acquisition Corp. with RWP Acquisition Corp. surviving as a wholly-owned subsidiary of WellPoint under the name RightCHOICE Managed Care, Inc. The consideration to be received by the stockholders of RightCHOICE in the merger for each of their shares of RightCHOICE common stock will be either (i) WellPoint common stock at a fixed exchange ratio of
0.6161 shares of WellPoint common stock or (ii) at the election of the RightCHOICE stockholder, $66.00 cash. RightCHOICE stockholders will be able to elect to receive cash for any or all shares of RightCHOICE common stock held by such holder, subject to a prorationing mechanism so that 30 percent of the outstanding shares of RightCHOICE common stock will be converted into cash and 70 percent of the outstanding shares of RightCHOICE common stock will be converted into WellPoint common stock. In addition, WellPoint will assume all options to purchase common stock of RightCHOICE outstanding under RightCHOICE's existing stock option plans, each option that is unvested at the effective time of the merger will become vested and exercisable at the effective time of the merger, and all options will become exercisable for shares of WellPoint common stock rather than shares of RightCHOICE common stock, in a number and at an exercise price adjusted to reflect the exchange ratio in the merger.

Consummation of the merger is subject to approval of the stockholders of RightCHOICE, receipt of approvals under applicable insurance and anti-trust laws, approval of the Blue Cross Blue Shield Association and other customary closing conditions. The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code and will be accounted for under the purchase method of accounting. WellPoint and RightCHOICE currently expect the transaction to close in the first quarter of 2002.

Concurrently with the execution of the merger agreement, The Missouri Foundation For Health, RightCHOICE's largest stockholder owning approximately 57% of the outstanding shares of RightCHOICE stock, and WellPoint entered into a voting and lockup agreement. Under the voting and lockup agreement, the Foundation agreed, among other things, to vote all of its shares of RightCHOICE stock in favor of the merger unless the merger agreement is terminated or is amended in any manner materially adverse to the Foundation without its consent or unless, at the time of the RightCHOICE stockholders' meeting to vote on the merger, any event has occurred that has had or would reasonably be expected to have a material adverse effect on WellPoint.

In conjunction with the execution of the voting and lockup agreement, RightCHOICE and the Foundation entered into an agreement under which RightCHOICE will consult with the Foundation prior to RightCHOICE's exercise of various termination rights or the waiver of various conditions under the merger agreement.

Stock offering

On May 7, 2001, the Foundation and our company completed a sale of 4,000,000 shares of our common stock. Of the total, 3,250,000 shares were sold by the Foundation. We did not receive any proceeds from this sale of shares by the Foundation. We sold 750,000 shares of common stock which resulted in net proceeds to our company of approximately $26.5 million after deducting the underwriting discounts and commissions and other expenses. The proceeds of the sale of these shares were used primarily to repay the remaining $24.1 million of borrowed funds outstanding under our credit facility. Upon repayment of these borrowings on May 7, 2001, our credit facility was terminated. The remaining net proceeds from our stock sale will be used for capital expenditures and other general corporate purposes. On May 10, 2001, the Foundation sold an additional 600,000 shares pursuant to the underwriters' over-allotment option. We did not receive any proceeds from this sale of shares by the Foundation. After these sales, the Foundation owned approximately 11.1 million shares, or approximately 57% of our outstanding common stock as of November 1, 2001. A voting trust holds approximately 92% of the Foundation's shares as of November 1, 2001.

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

We anticipate expending approximately $2.3 million to $2.7 million in 2001, of which approximately $1.3 million to $1.7 million will be capitalized, related to our efforts to comply with the electronic transaction code sets and provider identifier standards. In 2002, we anticipate expending approximately $1.6 million to $2.0 million, of which approximately $1.0 million to $1.4 million will be capitalized. In the first nine months of 2001, we have expended approximately $1.6 million, of which approximately $1.0 million has been capitalized.
We have not fully assessed the financial impact of the privacy standards. We believe, however, the additional financial impact could be material.

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

ITEM 6.     Exhibits and Reports on Form 8-K

     a) Exhibits:

Exhibit
Number       Exhibit

The following exhibits are submitted herewith:

10.1 Summary of Approved Changes to the Blue Cross and Blue Shield Primary License Agreements.

10.2 Summary of Approved Changes to the Blue Cross and Blue Shield Controlled Affiliate License Agreements.

              b)      Reports on Form 8-K:

              The company filed a report with the Securities and Exchange Commission on Form 8-K on October 23, 2001, regarding the merger agreement by and among WellPoint Health Networks Inc., RWP Acquisition Corp., and the Registrant.

                             SIGNATURES











Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date:  November 9, 2001               By:  /s/ Sandra Van Trease
                                           Sandra A. Van Trease
                                           President and Chief Operating Officer

Date:  November 9, 2001               By:  /s/ Stuart K. Campbell
                                           Stuart K. Campbell
                                           Senior Vice President
                                           and Chief Financial Officer